Form 10-Q
period 2020-03-31
SpringWorks Therapeutics, Inc.
filed 2020-05-12
CIK 1773427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _ TO _

COMMISSION FILE NUMBER 001-39044

SPRINGWORKS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-4066827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Washington Blvd
Stamford, Connecticut	06902
(Address of principal executive offices)	(Zip Code)

(203) 883-9490

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SWTX	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the Registrant’s Common Stock as of May 6, 2020 was 43,010,490.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

•	our ability to compete with companies currently marketing or engaged in the development of treatments for desmoid tumors, NF1-PN and other oncology indications;
•	our expectations regarding our ability to obtain and maintain intellectual property protection or market exclusivity for our product candidates and the duration of such protection;
•

our ability and the potential to successfully manufacture our product candidates for preclinical studies, clinical trials and, if approved, for commercial use, the capacity of our current contract manufacturing organizations (“CMOs”) to support clinical supply and commercial-scale production for product candidates and our potential election to pursue additional CMOs for manufacturing supplies of drug substance and finished drug product in the future;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in partnership with others;
•	the rate and degree of market acceptance of our product candidates, if approved;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the success of competing products that are or may become available;
•	risks associated with the COVID-19 pandemic, which may adversely impact our business, preclinical studies and clinical trials;
•	our ability to attract and retain key scientific, medical, commercial or management personnel;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our expectations regarding the time during which we will continue to be an emerging growth company or smaller reporting company as defined in federal securities regulations;
•	our financial performance; and
•	developments and projections relating to our competitors or our industry.

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

SPRINGWORKS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
(in thousands, except share and per-share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$311,075	$327,652
Prepaid expenses and other current assets	2,567	3,709
Total current assets	313,642	331,361
Property and equipment, net	885	795
Equity investment	876	976
Restricted cash	565	540
Other assets	1,440	1,159
Total assets	$317,408	$334,831
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,617	$2,654
Accrued expenses	6,595	8,953
Deferred rent	370	363
Total current liabilities	8,582	11,970
Long-term portion of deferred rent	692	789
Total liabilities	9,274	12,759
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized, 43,003,733 and 43,006,077 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	4	4
Additional paid-in capital	396,453	395,097
Accumulated deficit	(88,323)	(73,029)
Total stockholders’ equity	308,134	322,072
Total liabilities and stockholders’ equity	$317,408	$334,831

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended March 31,
(In thousands, except share and per-share data)	2020	2019
Operating expenses:
Research and development	$9,727	$8,423
General and administrative	6,403	3,265
Total operating expenses	16,130	11,688
Loss from operations	(16,130)	(11,688)
Other income:
Interest income, net	936	279
Total other income	936	279
Equity investment loss	(100)	—
Net loss	$(15,294)	$(11,409)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(15,294)	$(11,409)
Net gain attributable to extinguishment of Series A convertible preferred and Junior Series A convertible preferred units	—	7,729
Net loss attributable to common stockholders, basic and diluted	$(15,294)	$(3,680)

Net loss per share, basic and diluted	$(0.37)	(5.41)
Weighted average common shares outstanding, basic and diluted	41,789,120	680,006

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Statements of Preferred Stock and Members’/Stockholders’ Deficit

(unaudited)

	Series A & B		Junior Series A				Additional
	Convertible Preferred		Convertible Preferred		Common		Paid-In	Accumulated
(in thousands, except share and unit data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	63,600,000	62,930	6,437,500	2,014	3,101,206	—	1,069	(22,452)	(19,369)
Issuance of Series A convertible preferred shares, net of issuance costs	39,400,000	39,367	—	—	—	—	—	—	—
Issuance of Series B convertible preferred shares, net of $413,063 in legal costs	86,639,279	124,590	—	—	—	—	—	—	—
Series A convertible preferred extinguishment		(9,597)						9,597	9,597
Junior Series A convertible preferred extinguishment				1,868				(1,868)	—
Forfeitures of restricted stock awards					(12,570)				—
Stock-based compensation expense							723		723
Net loss	—	—	—	—	—	—	—	(11,409)	(11,409)
Balance at March 31, 2019	189,639,279	217,290	6,437,500	3,882	3,088,636	—	1,792	(26,132)	(20,458)

	Series A & B		Junior Series A				Additional
	Convertible Preferred		Convertible Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
(in thousands, except share and unit data)
Balance at December 31, 2019	—	—	—	—	43,006,077	4	395,097	(73,029)	322,072
Exercise of stock options					2,884	—	6	—	6
Forfeitures of restricted stock awards					(5,228)				—
Stock-based compensation expense						—	1,350	—	1,350
Net Loss					—	—		(15,294)	(15,294)
Balance at March 31, 2020	—	—	—	—	43,003,733	4	396,453	(88,323)	308,134

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Operating Activities
Net loss	$(15,294)	$(11,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	70	21
Stock compensation expense	1,350	723
Equity investment loss	100	—
Changes in Operating Assets and Liabilities
Prepaid expenses and other current assets	1,142	756
Other assets	(281)	(120)
Accounts payable	(1,037)	108
Accrued expenses	(2,358)	2,827
Deferred rent	(90)	(83)
Net cash used in operating activities	(16,398)	(7,177)
Investing activities
Capital expenditures	(160)	(261)
Net cash used in investing activities	(160)	(261)
Financing Activities
Proceeds from issuance of Series A convertible preferred shares, net of issuance costs	-	39,367
Proceeds from issuance of Series B convertible preferred shares, net of issuance costs	-	124,590
Proceeds from stock option exercises	6	—
Net cash provided by financing activities	6	163,957
Net increase in cash and cash equivalents	(16,552)	156,519
Cash and cash equivalents including Restricted cash, beginning of period	328,192	46,188
Cash and cash equivalents including Restricted cash, end of period	311,640	202,707

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Nature of Operations

SpringWorks Therapeutics, Inc. (the “Company”) was formed in Delaware on August 18, 2017.

Prior to March 29, 2019, the Company conducted its business through SpringWorks Therapeutics, LLC, a Delaware limited liability company. On March 29, 2019, it completed a series of transactions pursuant to which SpringWorks MergerSub LLC, a wholly owned subsidiary of the Company, merged with SpringWorks Therapeutics, LLC, with SpringWorks Therapeutics, LLC surviving the merger as a wholly owned subsidiary of the Company.

The Company is a clinical-stage biopharmaceutical company applying a precision medicine approach to acquiring, developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. The Company has a differentiated portfolio of small molecule targeted oncology product candidates and is advancing two potentially registrational clinical trials in rare tumor types, as well as several other programs addressing highly prevalent, genetically defined cancers. Two of the programs are late stage clinical product candidates: nirogacestat and mirdametinib.

The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $88.3 million and $73.0 million and working capital of $305.0 million and $319.0 million at March 31, 2020 and December 31, 2019, respectively. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.

The Company had cash and cash equivalents of $311.1 million and $327.7 million as of March 31, 2020 and December 31, 2019, respectively. Based on the Company's cash and cash equivalents balance at March 31, 2020, management estimates that its cash and cash equivalents balance will enable it to meet operating expenses through at least twelve months after the date that these financial statements were issued.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of the disease associated with the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three months ended March 31, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

2. Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K") filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and therefore does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, accrued expenses and deferred tax asset valuation allowances. Management bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing development activities, including salaries and benefits, equity-based compensation expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, depreciation of equipment, contract services and other outside expenses. Costs for certain development activities, such as manufacturing and clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using either time-based measures or data such as information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed consolidated financial statements as prepaid or accrued development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment functioning exclusively in the United States.

Recently Issued Accounting Pronouncements (not yet adopted)

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities of the rights and obligations created by those leases. The Company will use the new transition option and is also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any expired or existing leases. The Company additionally expects to use the practical expedient that allows it to treat the lease and non-lease components of its leases as a single component. The Company has identified two leasing arrangements and is currently assessing the financial impact on the consolidated balance sheet. The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act provided to EGCs, the Company has elected to defer compliance with new or revised financial accounting standards until it is required to comply with such standards. ASU 2016-02 is effective for the Company for annual reporting periods beginning after December 15, 2020, and early adoption is permitted.

In August 2018, the FASB issued ASU No. 2018-15, Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the Company for annual and interim reporting periods beginning after December 15, 2020, and early adoption is permitted. The amendments under ASU 2018-15 may be applied either retrospectively or prospectively to all implementation costs incurred after adoption. The Company is evaluating the impact of ASU 2018-15 on its financial statements.

3. Fair Value Measurements

Management believes that the carrying amounts of the Company’s financial instruments, including accounts payable and accrued expenses, approximate fair value due to the short-term nature of those instruments. The Company classifies financial assets and liabilities measured on a recurring basis in one of the following three categories:

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

The Company considers all highly liquid instruments that have maturities of three months or less when acquired to be cash equivalents. The Company had cash and cash equivalents at March 31, 2020 and December 31, 2019 of $311.1 million and $327.7 million, respectively, consisting of money market funds and are measured at fair value at the reporting date using quoted prices in active markets for identical assets (Level 1). The Company has no other financial assets or liabilities that are measured at fair value on a recurring basis.

4. Investment and Variable Interest Entity

MapKure

June 2019, the Company announced the formation of MapKure, an entity jointly owned by the Company and BeiGene Ltd. (“BeiGene”). BeiGene licensed to MapKure exclusive rights to BGB‑3245, an oral, small molecule selective inhibitor of specific BRAF driver mutations and genetic fusions. MapKure is advancing BGB‑3245 through clinical development for solid tumor patients harboring BRAF driver mutations and genetic fusions that were observed to be sensitive to the compound in preclinical studies. In addition to the Company’s equity ownership in MapKure, the Company has appointed a member to each of MapKure’s joint steering committee and board of directors. The Company will also contribute to clinical development and other operational activities for BGB‑3245 through a service agreement with MapKure.

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

The Company recognized an equity loss of $0.1 million for the three months ended. The Company’s ownership interest in MapKure is included in “Equity method investments” in the Condensed Consolidated Balance Sheet as of March 31, 2020. The balance of the Company’s investment was $0.9 million at March 31, 2020, representing the maximum exposure to loss as a result of the Company’s involvement with MapKure.

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Accrued professional fees	$1,112	$793
Accrued compensation and benefits	1,084	3,147
Accrued research and development	3,970	4,447
Accrued other	429	566
	$6,595	$8,953

6. Commitments and Contingencies

Leases

The Company’s future minimum lease obligations as of March 31, 2020 are as follows:

Premises Operating
(in thousands)	Leases
2020	1,009
2021	1,372
2022	1,297
2023	135
Total Obligations	$3,813

The Company recorded rent expense of $0.4 million for the three months ended March 31, 2020 and the three months ended March 31, 2019.

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

As of March 31, 2020, there was no litigation or contingency with at least a reasonable possibility of a material loss.

7. Equity-Based Compensation

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares reserved for issuance under the 2019 Equity Incentive Plan is cumulatively increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee. Effective January 1, 2020, the number of shares reserved for issuance under the 2019 Equity Incentive Plan was increased by 2,150,304 shares.

The terms of stock options and restricted stock awards, including vesting requirements, are determined by the Board of Directors or its delegates, subject to the provisions of the 2019 Equity Incentive Plan. Stock options and restricted stock awards granted by the Company to employees and directors generally vest over four years.

As of March 31, 2020, there were 4,591,448 shares available for issuance under the 2019 Equity Incentive Plan.

Share-Based Awards

During the three months ended March 31, 2020, the Company granted 1,144,900 stock option awards to executive officers and employees under the 2019 Equity Incentive Plan.

During the three months ended March 31, 2020, 147,449 restricted stock awards previously issued to employees of the Company vested, and 2,884 stock options were exercised.

As of March 31, 2020, there were 665,256 stock options vested and exercisable. In June 2019, the Company’s CEO received an award of 176,411 stock options (the “2019 CEO Performance Award”) at an exercise price of $7.50 per share. During the quarter ended March 31, 2020, 40,427 options of the CEO Performance Award became exercisable upon the satisfaction of the market condition applicable to this award.

Share-based compensation expense included in general and administrative expense, and research and development expense, for the three months ended March 31, 2020 was $1.0 million and $0.4 million, respectively, and $0.6 million and $0.1 million, respectively, the for three months ended March 31, 2019.

As of March 31, 2020, the unrecognized compensation expense related to unvested stock options and restricted stock awards was $32.8 million and $0.7 million, respectively, which is expected to be recognized over a weighted-average remaining period of approximately 3.45 years and 1.27 years, respectively.

As of March 31, 2020, the Company had 4,349,449 stock options outstanding and 1,136,760 unvested restricted stock awards.

8. Net Loss per Share

Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potential common shares not included in the calculation of the diluted net loss per share for the three months ended March 31, 2020 and March 31, 2019, because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Common stock options issued and outstanding	4,349,449	148,415
Restricted stock subject to future vesting	1,136,760	2,262,563
	5,486,209	2,410,978

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of SpringWorks Therapeutics, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K") filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including under Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.  In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Our most advanced product candidate, nirogacestat, is an oral, small molecule gamma secretase inhibitor (“GSI”) initially in development for the treatment of desmoid tumors, a rare and often debilitating and disfiguring soft tissue tumor for which there are currently no therapies approved by the U.S. Food and Drug Administration (“FDA”). We believe nirogacestat may address the significant limitations associated with existing treatment options and has the potential to become the first therapy approved by the FDA for both newly diagnosed and previously treated desmoid tumors. Since we licensed nirogacestat from Pfizer Inc. (“Pfizer”) in August 2017, the FDA has granted us Orphan Drug Designation, Fast Track Designation and Breakthrough Therapy Designation for this indication, and the European Commission granted Orphan Drug Designation for the treatment of soft tissue sarcoma. In May 2019, we announced the initiation of the DeFi trial, a potentially registrational Phase 3 clinical trial of nirogacestat for patients with desmoid tumors. We expect to provide an update on the DeFi trial in the second half of 2020 ahead of an anticipated top-line data readout in the second or third quarter of 2021.

Our second product candidate is mirdametinib, an oral, small molecule MEK inhibitor initially in development for the treatment of neurofibromatosis type 1‑associated plexiform neurofibromas (“NF1‑PN”), a rare tumor of the peripheral nerve sheath that causes significant pain and disfigurement, and that most often manifests in children. We believe that mirdametinib has the potential to offer a best-in-class profile in order to enable the long-term treatment required for this patient population, as compared to other MEK inhibitors. As with nirogacestat, we licensed mirdametinib from Pfizer in August 2017; since then, the FDA has granted mirdametinib both Orphan Drug Designation and Fast Track Designation for NF1‑PN, and the European Commission has granted mirdametinib Orphan Drug Designation for NF1. In October 2019, we announced the initiation of the ReNeu trial, a potentially registrational Phase 2b clinical trial of mirdametinib for patients with NF1‑PN. We expect to provide an update on the ReNeu trial between the fourth quarter of 2020 and the first quarter of 2021.

In addition to our late-stage programs in rare oncology indications, we have expanded our portfolio to develop targeted therapies for the treatment of highly prevalent, genetically defined cancers. To advance this strategy, we are taking a precision medicine approach in collaboration with industry leaders, including BeiGene, GlaxoSmithKline (“GSK”), and Allogene Therapeutics, Inc. (“Allogene”) to develop combination approaches with nirogacestat and mirdametinib, as well as new standalone medicines. Among these efforts is our ongoing collaboration with BeiGene, under which patients with advanced or refractory solid tumors harboring RAS mutations, RAF mutations and other MAPK pathway aberrations are being enrolled in a Phase 1b clinical trial evaluating the combination of mirdametinib and BeiGene’s investigational RAF dimer inhibitor lifirafenib. We also have in place a collaboration with GSK, under which patients with relapsed or refractory multiple myeloma will be enrolled in an adaptive Phase 1b clinical trial evaluating the combination of nirogacestat and belantamab mafodotin, GSK’s investigational antibody-drug conjugate targeted to B-cell maturation antigen (“BCMA”). GSK initiated the adaptive Phase 1b clinical trial evaluating the combination in the first quarter of 2020.  Furthermore, in January 2020, we entered our second collaboration evaluating nirogacestat with a BCMA-targeted agent, in this case ALLO-715, an allogeneic BCMA targeted Chimeric Antigen Receptor T cell product candidate being advanced by Allogene. Pending discussions with regulators, we expect Allogene to initiate a Phase 1 clinical trial of nirogacestat and ALLO-715 in relapsed or refractory multiple myeloma patients in the second half of 2020.

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

COVID-19 Impact

In December 2019, a novel strain of the coronavirus disease, severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) COVID-19, was identified in Wuhan, China. This virus disease resulting from COVID-19 has now become a global pandemic.  Since the onset of COVID-19, we have undertaken a number of business continuity measures to mitigate potential disruption to our operations and in order to preserve the integrity of our research and development programs. As of the date of this report we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway, however, as a result of the pandemic we may experience disruptions that could impact our research and development timelines and outcomes. We will continue to evaluate the impact of the COVID-19 pandemic on our business.

Based on our cash and cash equivalents balance at March 31, 2020, of $311.1 million, management estimates that its cash and cash equivalents balance will enable it to meet operating expenses. For further details on our liquidity position, see the "Results of Operations" section.

Components of our results of operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for our current product candidates or additional product candidates that we may develop in the future are successful and can be commercialized, we may generate revenue in the future from product sales. Additionally, we may enter into collaboration and license agreements from time to time that provide for certain payments due to us. Accordingly, we may generate revenue associated with payments from such collaboration or license agreements in the future.

Operating expenses

Research and development expenses

Our research and development expenses consist of expenses incurred in connection with the development of our product candidates. These expenses include:

•employee-related expenses, which include salaries, benefits and stock-based compensation for our research and development personnel;

•fees paid to consultants for services directly related to our research and development programs;

•expenses incurred under agreements with third-party contract research organizations, investigative clinical trial sites and consultants that conduct research and development activities on our behalf;

•costs associated with preclinical studies and clinical trials;

•costs associated with the manufacture of drug substance and finished drug product for preclinical testing and clinical trials;

•costs associated with technology and intellectual property licenses; and

•an allocated portion of facilities and facility-related costs, which include expenses for rent and other facility-related costs and other supplies.

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

Other income

Other income consists primarily of interest income. Interest income consists of interest earned on our cash equivalents, which consist of money market funds.

Results of Operations

Comparison of the three months ended March 31, 2020 and March 31, 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and March 31, 2019:

	Three Months ended March 31,
($ in thousands)	2020	2019	$ Change	% Change
Operating Expenses:
Research and development	$9,727	$8,423	1,304	15%
General and administrative	6,403	3,265	3,138	96%
Total Operating Loss	16,130	11,688	4,442	38%
Loss from operations	(16,130)	(11,688)	(4,442)	(38)%
Other income, net	936	279	657	235%
Equity investment loss	(100)	—	(100)	100%
Net loss	$(15,294)	(11,409)	(3,885)	34%

Research and Development

Research and development expense increased by $1.3 million to $9.7 million for the three months ended March 31, 2020  from $8.4 million for the three months ended March 31, 2019, an increase of 15.5%. The following table summarizes our research and development expense for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Research and development expenses:
Nirogacestat	3,797	3,616	181
Mirdametinib	2,094	2,332	(238)
Other	3,836	2,475	1,361
Research and development	$9,727	$8,423	$1,304

The increase in research and development expense was primarily attributable to the following:

•	The $1.4 million increase in internal costs was primarily driven by an increase of personnel costs due to increased number of employees.
•	The $0.1 million decrease in external costs was primarily related to drug manufacturing and trial costs.

A significant portion of our research and development expenses are external costs, which we track on a program-by-program basis after a clinical product candidate has been identified. Other research and development expenses include internal research and development costs, such as compensation related costs for our research and development  employees, as well as depreciation and other indirect costs, which we do not track on a program-by-program basis, as we deploy our internal resources across multiple projects under development.

General and Administrative

General and administrative expense was $6.4 million for the three months ended March 31, 2020, an increase of $3.1 million from $3.3 million for the three months ended March 31, 2019.

The increase in general and administrative expense was primarily attributable to the hiring of additional personnel in our general and administrative functions as we continued to expand our operations to support the organization and an increase of $2.1 million in consulting fees and professional services primarily related to increases in legal fees related to business development, regulatory and patent costs, accounting and audit fees and public and investor relations fees due to ongoing business activities.

Interest Income, Net

The increase in interest income, net during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was attributable to the interest earned from cash and cash equivalents which was significantly larger during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to higher cash balances in 2020.

Equity Investment Loss

The $0.1 million Equity investment loss during the three months ended March 31, 2020 months as compared to the three months ended March 31, 2019 was attributable to the pro-rata losses from the MapKure investment.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $15.3 million and $11.4 million for the three months ended March 31, 2020 and 2019, respectively. We had an accumulated deficit of $88.3 million and $73.0 million at March 31, 2020 and December 31, 2019, respectively. Based on our cash and cash equivalents balance at March 31, 2020, management estimates that our cash and cash equivalents balance will enable it to meet operating expenses through at least twelve months after the date that these financial statements were issued.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	March 31,	March 31,
(in thousands)	2020	2019
Net cash used in operating activities	(16,398)	(7,177)
Net cash used in investing activities	(160)	(261)
Net cash provided by financing activities	6	163,957
Net increase in cash and cash equivalents	(16,552)	156,519
Cash and cash equivalents, beginning of period	328,192	46,188
Cash and cash equivalents, end of period	$311,640	$202,707

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 and March 31, 2019 was primarily driven by our net loss adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $16.4 million for the three months ended March 31, 2020, which was driven by a net loss of $15.3 million and a net decrease from changes in operating assets and liabilities of $2.6 million, offset by stock compensation of $1.4 million. Net cash used in operating activities was $7.2 million for the three months ended March 31, 2019, driven by a net loss of $11.4 million, offset by a net increase from changes in operating assets and liabilities of $3.5 million and stock compensation of $0.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.2 million and $0.3 million for the three months ended March 31, 2019, respectively. Net cash used in investing activities for the three months ended March 31, 2020 and the three months ended March 31, 2019 was related to capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 consisted of proceeds from stock option exercises. Net cash provided by financing activities for the three months ended March 31, 2019 consisted of proceeds from the issuance of Series A and B convertible preferred shares.

Funding Requirements

Our primary use of cash is to fund operating expenses, including our research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

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
•

the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, current ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

During the three months ended March 31, 2020, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2019 Form 10-K.

We enter into contracts in the normal course of business with third-party contract research organizations and others for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies and Use of Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

JOBS Act

In April 2012, the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended,  for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

The CARES Act, which was enacted on March 27, 2020, and related notices include several significant provisions, including delaying certain payroll tax payments and estimated income tax payments. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate, or on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation may have on our business and financial results.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We had cash and cash equivalents of $311.1 million and $327.7 million as of March 31, 2020 and December 31, 2019, respectively, which consisted of bank deposits and highly liquid money market funds. Historical fluctuations in interest rates have not been significant for us. We had no outstanding debt as of March 31, 2020. Due to the short-term maturities of our cash equivalents, an immediate one percentage point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended  (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Those risk factors below denoted with an “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 12, 2020

Risks related to our financial position and need for additional capital

We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses in the future.*

We have incurred significant net losses in each reporting period since our inception. To date, we have not generated any revenue and we have financed our operations principally through equity financings. If our product candidates are not successfully developed and approved, we may never generate any revenue. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses were $15.3 million and $11.4 million for the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $88.3 million and $73.0 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, including our lead product candidates, nirogacestat and mirdametinib, and any future product candidates.

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

To become and remain profitable, we or any potential future collaborators must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, obtaining reimbursement approval, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.

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

We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of our product candidates.*

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development and clinical trials of our product candidates to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of March 31, 2020, we had $311.1 million in cash and cash equivalents. Based on our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development and obtain regulatory approval of our product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the initiation, progress, timing, costs and results of clinical trials for our product candidates; including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic or other causes;

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

Risks related to research and development and the biopharmaceutical industry

Our business is highly dependent on the success of our lead product candidates, nirogacestat and mirdametinib, as well as other product candidates we may develop. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize our product candidates, or if we experience delays in doing so, our business will be materially harmed.*

To date, we have not yet completed any clinical trials or development of any product candidates. Our future success and ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more product candidates. We are currently enrolling patients in a potentially registrational Phase 3 clinical trial of nirogacestat and we announced the initiation of a potentially registrational Phase 2b clinical trial of mirdametinib in October 2019. If either of our lead product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, including as a result of the COVID-19 pandemic, our development plans and business would be significantly harmed.

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

Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing.

Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, we are conducting and plan to conduct some open-label trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in those trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Where a randomized, placebo-controlled clinical trial is designed to allow enrolled subjects to cross-over from the placebo arm to the treatment arm, there may be a risk of inadvertent unblinding of subjects prior to cross-over, which may limit the clinical meaningfulness of those data and may require the conduct of additional clinical trials.

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

We may experience delays in initiating or completing clinical trials and preparing for regulatory submissions. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our current product candidates or any future product candidates, including:

•	delays in our clinical trials and preclinical programs resulting from factors related to the COVID-19 pandemic
•	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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

If we encounter difficulties enrolling patients in any of our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

•	the patient eligibility and exclusion criteria defined in the protocol;
•	the size of the patient population required for analysis of the clinical trial’s primary endpoints;
•	delays in our research programs resulting from factors related to the COVID-19 pandemic;
•	the proximity of patients to clinical trial sites;
•	the design of the clinical trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience, and the ability of these investigators to identify and enroll suitable patients;
•	perception of the safety profile of our product candidates;
•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

Risks related to government regulation

The regulatory approval process for our product candidates in the United States, the European Union and other jurisdictions is currently uncertain and will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.*

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA in the United States, the EMA in the European Union and comparable foreign regulatory authorities. We are not permitted to market any product in any jurisdiction until we receive marketing approval from the appropriate regulatory authority. We have not previously submitted an NDA to the FDA, an MAA to the EMA or similar marketing application to comparable foreign regulatory authorities. In the United States, an NDA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. An NDA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-approval inspection.

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

Separately, in response to the COVID-19 global pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through at least April 2020, though no set end date has been determined. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and provide guidance regarding the conduct of clinical trials, which guidance continues to evolve. In April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business

The FDA, EMA or comparable foreign regulatory authorities may disagree with our regulatory plan for our product candidates.*

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

•	We may encounter safety or efficacy problems caused by the COVID-19 pandemic
•	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
•	the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
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

A U.S. composition of matter patent covering the chemical structure of nirogacestat expires in 2025 and a U.S. composition of matter patent that covers the polymorphic form of nirogacestat that is currently in clinical development expires in 2039. A U.S. composition of matter patent covering the chemical structure of mirdametinib expires in 2021. If orphan drug exclusivity does not protect these products from competition, our business and financial condition could be materially adversely affected. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our future product candidates, we may never receive such designations.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.*

The success of our product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. Patients are unlikely to use our product candidates, once approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our product candidates even if there is adequate coverage and reimbursement from third-party payors.

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

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.*

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. The ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, unless additional congressional action is taken. However, pursuant to the CARES Act, these reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal year 2020 and budget proposal for fiscal year 2021 contain further drug price control measures that could be enacted during the 2020 legislative session, or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

For example, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require HHS to directly negotiate drug prices with manufacturers. The Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. However, it is unclear whether this bill will make it through both chambers and be signed into law, and if enacted, what effect it would have on our business. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.*

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the

FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which guidance continues to evolve. In April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We may incur substantial costs in our efforts to comply with evolving global data protection laws and regulations, and any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.*

The global data protection landscape is rapidly evolving, and we may be or become subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, transfer, security and processing of personal data, such as information that we collect about participants and healthcare providers in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on us. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. For example, California recently passed the California Data Privacy Protection Act, which went into effect in January 2020 and provides broad rights to California consumers with respect to the collection and use of their information by businesses. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. Despite the delay in adopting regulations, the California State Attorney General will commence enforcement actions against violators beginning July 1, 2020. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. The new California law further expands the privacy and process enhancements and commitment of resources in support of compliance with California’s regulatory requirements and may lead to similar laws in other U.S. states or at a national level.

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

Risks related to our intellectual property

Our success depends in part on our ability to protect our intellectual property, and patent terms may be inadequate to protect our competitive position. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.*

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is affected by the extent to which we have rights under valid and enforceable patents that cover these activities. If our patents expire, or we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. Our current composition of matter patents covering nirogacestat and mirdametinib, were licensed from Pfizer Inc., or Pfizer, in connection with the formation of our company. A U.S. composition of matter patent covering the chemical structure of nirogacestat expires in 2025 and a U.S. composition of matter patent that covers the polymorphic form of nirogacestat that is currently in clinical development expires in 2039. A U.S. composition of matter patent covering the chemical structure of mirdametinib expires in 2021. Our earliest patents may expire before, or soon after, either product candidate achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of the current patents, we currently intend to rely on orphan drug exclusivity to market our lead products. Once the patent life has expired, we may be open to competition from competitive products, including generics. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. The expiration of the patents covering our lead product candidates, and our inability to secure additional patent protection, could also have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We are a party to license agreements pursuant to which we in-license key patents for our product candidates. At the time we began our operations in August 2017, we entered into four license agreements with Pfizer, including a license agreement for each of our lead product candidates, nirogacestat and mirdametinib, both of which agreements were amended and restated in 2019. Each of our existing licenses imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property.

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

Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. We may develop products containing our compounds and pre-existing pharmaceutical compounds. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which could harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

We may not be able to protect our intellectual property rights throughout the world.*

Filing, prosecuting and defending patents on product candidates in all countries throughout the world is expensive. While certain of our licensed patents, including patents covering our lead product candidates, have been issued in major markets and other countries, our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Risks related to our reliance on third parties

We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for, or commercialize, any potential product candidates.*

We depend upon third parties to conduct certain aspects of our preclinical studies and depend on third parties, including independent investigators, to conduct our clinical trials, under agreements with universities, medical institutions, CROs, strategic partners and others. We expect to negotiate budgets and contracts with such third parties, which may result in delays to our development timelines and increased costs.

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

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired development timelines. Though we endeavor to carefully manage our relationships with our CROs and other third parties, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. The COVID-19 global pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they will face further disruption which may affect our ability to initiate and complete our pre-clinical studies and clinical trials. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

Because we rely on third-party manufacturing and supply partners, our supply of preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.*

We rely on third-party contract manufacturers to manufacture all of our preclinical and clinical trial product supplies. We do not own manufacturing facilities for producing any product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.

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

In addition, we contract with packaging providers with the appropriate expertise, facilities and scale to meet our needs. Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact our ability to operate or lead to delays in any clinical development programs. We believe that our current packaging contractors operate in accordance with cGMP, but we can give no assurance that FDA, EMA or comparable foreign regulatory authorities will not conclude that a lack of compliance exists. In addition, any delay in contracting for packaging services, or failure of the contract manufacturer to perform the services as needed, may delay any clinical trials, registration and launches, which could negatively affect our business. The extent to which the COVID-19 pandemic impacts our ability to procure our preclinical and clinical trial product supplies will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects and may cause delays. If our current third-party contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

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

An important part of our strategy is to evaluate and, as deemed appropriate, extend our current or enter into additional partnerships in the future, including potentially with major biopharmaceutical companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we have entered into collaborations with other companies to provide us with important technologies in order to more fully develop our product candidates and we may enter into collaborations with other companies to provide us with important technologies or funding for our programs.

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

Under our collaboration agreement with BeiGene, the combination of mirdametinib and lifirafenib is being evaluated in a Phase 1b clinical trial, under our collaboration agreement with GSK, the combination of nirogacestat and belantamab mafodotin will be evaluated in a Phase 1b clinical trial that GSK plans to initiate, and under our collaboration agreement with Allogene, the combination of nirogacestat and ALLO-715 will be evaluated in a Phase 1 clinical trial that Allogene plans to initiate in relapsed or refractory multiple myeloma patients. Under these existing collaboration arrangements, upon completion of the relevant clinical trials, we and our collaboration partner will negotiate in good faith to provide for the expansion of the respective clinical collaboration and the establishment of a commercial relationship. However, our partners have no obligation to continue development of the combination products, regardless of the applicable clinical trial results. We also jointly formed MapKure, LLC, or MapKure, with BeiGene for the development of BGB-3245, and although we will contribute to clinical development and other operational activities, we will not control the development process. MapKure may pursue a development plan that differs from our expectations, which may or may not be successful.

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

Risks related to managing our business and operations

The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.*

In December 2019, a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), was identified in Wuhan, China. This disease resulting from SARS-CoV-2, COVID-19, has now become a global pandemic. The outbreak and government measures taken in response have had a significant impact, both directly and indirectly, on businesses and commerce throughout the world generally: worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, our personnel have been continuing their work outside of our offices. While, as of the date of this report, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway, as a result of the pandemic we may experience disruptions that could severely impact research and development timelines and outcomes, including, but not limited to:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal, state or foreign governments, employers and others or interruption of clinical trial subject visits and study procedures (such as procedures that are deemed non-essential under law, regulation or institutional policies), which may impact the integrity of subject data and clinical study endpoints and the inability of patients to travel to trial sites or complete scheduled study visits;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	interruptions in preclinical studies due to restricted or limited operations at our contracted research facilities;
•	unforeseen costs we may incur as a result of the impact of the COVID-19 pandemic, including the costs of mitigation efforts;
•	deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures;
•	investment-related risks, including difficulties in liquidating investments due to current market conditions and adverse investment performance;
•

limitations on employee resources that would otherwise be focused on the conduct of our research and development activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; or

•

interruptions or limitations of the types described affecting our service providers and collaboration partners, including contract research organizations running clinical trials and collaboration partners sponsoring clinical trials in which we are supplying our product candidates or otherwise participating.

In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to diagnose, contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business and development activities in the manner and on the timelines presently planned could be materially and negatively impacted. There can be no assurance that any such disruptions or delays will not materially adversely impact our business, results of operations, access to financial resources and our financial condition.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2020, we had 60 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect we will need additional managerial, clinical, manufacturing, medical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our internal computer systems, or those used by our vendors, or other contractors or consultants, may fail or suffer security breaches.*

Despite the implementation of security measures, our internal computer systems and those of our CROs and other third parties, including our contractors and consultants, are vulnerable to damage from computer viruses and unauthorized access. Like other companies of our size and in our industry, we have been the target of phishing attacks and attacks on our data and systems. Companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 global pandemic. While we believe we have not experienced any material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of financial or confidential information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

Our current operations are concentrated in two locations, and we or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*

Our current headquarters are located in Stamford, Connecticut. Our development operations are currently located in Durham, North Carolina. We currently outsource our manufacturing operations to third parties, and clinical quantities of our product candidates are manufactured by these third parties outside the United States, including in China and France. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions.

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

The price of our stock may be volatile, and you could lose all or part of your investment.*

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

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations resulting from the COVID-19 pandemic or other macroeconomic factors and have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock does not exceed your purchase price, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.*

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits EGCs to implement many of these requirements over a longer period and up to five years from the pricing of the initial public offering. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under the 2019 Stock Option and Equity Incentive Plan will automatically increase on January 1 of each year, with January 1, 2020 being the first of such increases and continuing through and including January 1, 2030, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.*

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

Our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain state law litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to litigate disputes with us in a different judicial forum.*

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. The forum selection clause in our amended and restated bylaws may limit our stockholders’ ability to litigate disputes with us in a different judicial forum.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

4.1

Specimen Stock Certificate evidencing shares of common stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S 1/A (File No. 333 233351) filed with the Securities and Exchange Commission on September 12, 2019).

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

†

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGWORKS THERAPEUTICS, INC.

Date: May 12, 2020	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: May 12, 2020	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer