Form 10-Q
period 2020-06-30
SpringWorks Therapeutics, Inc.
filed 2020-08-12
CIK 1773427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	⌧	Smaller reporting company	◻

		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The number of outstanding shares of the Registrant’s Common Stock as of August 10, 2020 was 43,018,360.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of our ongoing Phase 3 clinical trial of nirogacestat, the timing of our ongoing Phase 2b clinical trial of mirdametinib and the initiation and completion of any other clinical trials and related preparatory work, the expected timing of the availability of results of the clinical trials and the potentially registrational nature of the single Phase 3 clinical trial and the Phase 2b clinical trial;
●	the potential attributes and benefits of our product candidates;
●	our plans to commercialize any of our product candidates that achieve approval either alone or in partnership with others;
●	our ability to obtain funding for our operations, including funding necessary to complete further development of our product candidates, and if approved, commercialization;
●	the period over which we anticipate our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements;
●	the potential for our business development efforts to maximize the potential value of our portfolio;
●	our ability to identify, in-license or acquire additional product candidates;
●	the ability and willingness of our third-party collaborators to continue research and development activities relating to our product candidates that we are developing as combination therapies;
●	our ability to obtain and maintain regulatory approval for our product candidates, and any related restrictions, limitations or warnings in the label of an approved product candidate;
●	the potential benefit of Orphan Drug Designation, Fast Track Designation and Breakthrough Therapy Designation for nirogacestat, mirdametinib and any other of our product candidates that may receive one or more of these designations;
●	our ability to compete with companies currently marketing or engaged in the development of treatments for desmoid tumors, NF1-PN and other oncology indications;
●	our expectations regarding our ability to obtain and maintain intellectual property protection or market exclusivity for our product candidates and the duration of such protection;
●	our ability and the potential to successfully manufacture our product candidates for preclinical studies, clinical trials and, if approved, for commercial use, the capacity of our current contract manufacturing organizations (“CMOs”) to support clinical supply and commercial-scale production for product candidates and our potential election to pursue additional CMOs for manufacturing supplies of drug substance and finished drug product in the future;

●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in partnership with others;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	the success of competing products that are or may become available;
●	risks associated with the COVID-19 pandemic, which may adversely impact our business, preclinical studies and clinical trials;
●	our ability to attract and retain key scientific, medical, commercial or management personnel;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our expectations regarding the time during which we will continue to be an emerging growth company or smaller reporting company, and when we will become a large accelerated filer, as defined in federal securities regulations;
●	our financial performance; and
●	developments and projections relating to our competitors or our industry.

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

SPRINGWORKS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
(in thousands, except share and per-share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$226,666	$327,652
Marketable securities	64,567	—
Prepaid expenses and other current assets	2,563	3,709
Total current assets	293,796	331,361
Property and equipment, net	1,072	795
Equity investment	4,147	976
Restricted cash	565	540
Other assets	1,440	1,159
Total assets	$301,020	$334,831
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$909	$2,654
Accrued expenses	8,265	8,953
Deferred rent	377	363
Total current liabilities	9,551	11,970
Long-term portion of deferred rent	595	789
Total liabilities	10,146	12,759
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized, 43,016,501 and 43,006,077 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	4	4
Additional paid-in capital	399,130	395,097
Accumulated other comprehensive income (loss)	(44)	—
Accumulated deficit	(108,216)	(73,029)
Total stockholders’ equity	290,874	322,072
Total liabilities and stockholders’ equity	$301,020	$334,831

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per-share data)	2020	2019	2020	2019
Operating expenses:
Research and development	$12,947	$11,205	$22,674	$19,628
General and administrative	6,874	3,646	13,277	6,911
Total operating expenses	19,821	14,851	35,951	26,539

Loss from operations	(19,821)	(14,851)	(35,951)	(26,539)
Other income:
Interest income, net	157	1,004	1,093	1,283
Total other income	157	1,004	1,093	1,283
Equity investment loss	(229)	—	(329)	—
Net loss	$(19,893)	$(13,847)	$(35,187)	$(25,256)

Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(19,893)	$(13,847)	$(35,187)	$(25,256)
Net gain attributable to extinguishment of Series A convertible preferred and Junior Series A convertible preferred units	—	—	—	7,729
Net loss attributable to common stockholders	$(19,893)	$(13,847)	$(35,187)	$(17,527)

Net loss per share, basic and diluted	$(0.47)	$(15.75)	$(0.84)	$(22.47)
Weighted average common shares outstanding, basic and diluted	41,945,058	879,018	41,867,089	780,066

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(19,893)	$(13,847)	$(35,187)	$(25,256)
Changes in other comprehensive income:
Unrealized holding loss on marketable securities, net	(44)	—	(44)	—
Total changes in other comprehensive income (loss)	$(44)	$—	$(44)	$—
Comprehensive income (loss)	(19,937)	(13,847)	(35,231)	(25,256)
Net gain attributable to extinguishment of Series A convertible preferred and Junior Series A convertible preferred units	—	—	—	7,729
Comprehensive income (loss) attributable to common stockholders	$(19,937)	$(13,847)	$(35,231)	$(17,527)

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Statements of Preferred Stock and Members’/Stockholders’ Equity / (Deficit)

(unaudited)

	Three Months Ended June 30, 2019 and 2020
	Series A & B		Junior Series A				Additional	Accumulated
	Convertible Preferred		Convertible Preferred		Common		Paid-In	Other Comprehensive	Accumulated
(in thousands, except share and unit data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Total
Balance at March 31, 2019	189,639,279	217,290	6,437,500	3,882	3,088,636	—	1,792	—	(26,132)	(20,458)
Stock-based compensation expense							648			648
Net loss									(13,847)	(13,847)
Balance at June 30, 2019	189,639,279	217,290	6,437,500	3,882	3,088,636	—	2,440	—	(39,979)	(33,657)

Balance at March 31, 2020	—	—	—	—	43,003,733	4	396,453	—	(88,323)	308,134
Exercise of stock options					12,768		78			78
Stock-based compensation expense							2,599			2,599
Other comprehensive income, net of tax								(44)		(44)
Net Loss									(19,893)	(19,893)
Balance at June 30, 2020	—	—	—	—	43,016,501	4	399,130	(44)	(108,216)	290,874

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Statements of Preferred Stock and Members’/Stockholders’ Equity / (Deficit)

(unaudited)

	Six Months Ended June 30, 2019 and 2020
	Series A & B		Junior Series A				Additional	Accumulated
	Convertible Preferred		Convertible Preferred		Common		Paid-In	Other Comprehensive	Accumulated
(in thousands, except share and unit data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Total
Balance at December 31, 2018	63,600,000	62,930	6,437,500	2,014	3,101,206	—	1,069	—	(22,452)	(19,369)
Issuance of Series A convertible preferred shares, net of issuance costs	39,400,000	39,367								—
Issuance of Series B convertible preferred shares, net of $413,063 in legal costs	86,639,279	124,590								—
Series A convertible preferred extinguishment		(9,597)							9,597	9,597
Junior Series A convertible preferred extinguishment				1,868					(1,868)	—
Forfeitures of restricted stock awards					(12,570)					—
Stock-based compensation expense							1,371			1,371
Net loss									(25,256)	(25,256)
Balance at June 30, 2019	189,639,279	217,290	6,437,500	3,882	3,088,636	—	2,440	—	(39,979)	(33,657)

Balance at December 31, 2019	—	—	—	—	43,006,077	4	395,097	—	(73,029)	322,072
Exercise of stock options					15,652		84			84
Forfeitures of restricted stock awards					(5,228)					—
Stock-based compensation expense							3,949			3,949
Other comprehensive income, net of tax								(44)		(44)
Net Loss									(35,187)	(35,187)
Balance at June 30, 2020	—	—	—	—	43,016,501	4	399,130	(44)	(108,216)	290,874

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Operating Activities
Net loss	$(35,187)	$(25,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	144	64
Stock compensation expense	3,949	1,371
Equity investment loss	329	—
Unrealized loss on marketable securities	(44)	—
Changes in Operating Assets and Liabilities
Prepaid expenses and other current assets	1,146	(1,506)
Other assets	(281)	(1,111)
Accounts payable	(1,745)	1,370
Accrued expenses	(688)	4,966
Deferred rent	(180)	(166)
Net cash used in operating activities	(32,557)	(20,268)
Investing activities
Capital expenditures	(421)	(546)
Equity investments	(3,500)	(3,500)
Purchases of marketable securities	(64,567)	—
Net cash used in investing activities	(68,488)	(4,046)
Financing Activities
Proceeds from issuance of Series A convertible preferred shares, net of issuance costs	—	39,367
Proceeds from issuance of Series B convertible preferred shares, net of issuance costs	—	124,590
Proceeds from stock option exercises	84	—
Net cash provided by financing activities	84	163,957
Net increase (decrease) in cash and cash equivalents	(100,961)	139,643
Cash and cash equivalents including Restricted cash, beginning of period	328,192	46,188
Cash and cash equivalents including Restricted cash, end of period	227,231	185,831

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

The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $108.2 million and $73.0 million and working capital of $284.2 million and $319.4 million at June 30, 2020 and December 31, 2019, respectively. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.

The Company had cash, cash equivalents and marketable securities of $291.2 million as of June 30, 2020 and $327.7 million as of December 31, 2019. Based on the Company's cash, cash equivalents and marketable securities at June 30, 2020, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of the disease associated with the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three and six months ended June 30, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

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

Emerging Growth Company Status

The Company qualifies as an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012. As of June 30, 2020, the last business day of the Company’s most recently completed second fiscal quarter, the market value of the Company’s common stock that was held by non-affiliates was greater than $700 million. As a result, as of the close of the current fiscal year on December 31, 2020, the Company will become a large accelerated filer and will no longer qualify as an EGC.

Recently Issued Accounting Pronouncements (not yet adopted)

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities of the rights and obligations created by those leases. The Company will use the new transition option and is also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any expired or existing leases. The Company additionally expects to use the practical expedient that allows it to treat the lease and non-lease components of its leases as a single component. The Company has is currently assessing the financial impact on the consolidated balance sheet. ASU 2016-02 is effective for the Company for annual reporting periods beginning after December 15, 2020, and early adoption is permitted.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles, Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the Company for annual and interim reporting periods beginning after December 15, 2020, and early adoption is permitted.

In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment. The guidance in ASU No. 2016-13 is effective for the company for annual and interim periods beginning after December 15, 2022, and early adoption is permitted.

Effective as the close of the current fiscal year on December 31, 2020, when the Company will cease to qualify as an EGC, the Company will be required to comply with the requirements for adoption of new or revised accounting pronouncements applicable to public companies. Specifically, the Company will be required to accelerate the adoption of certain accounting standards disclosed above, as follows:

Accounting Pronouncement	Effective Date Disclosed Above	Accelerated Effective Date
ASU No. 2016‑02, Leases (Topic 842)	Fiscal years beginning after December 15, 2020	Fiscal year ending December 31, 2020

ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

	Fiscal years beginning after December 15, 2020	Fiscal year ending December 31, 2020
ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments	Fiscal years beginning after December 15, 2022	Fiscal year ending December 31, 2020

3. Fair Value Measurements

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

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions.

The following table sets forth the Company’s financial assets subject to fair value measurements:

	As of June 30, 2020
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$205,627	$205,627	$—	$—
Short-term investments:
U.S. Government securities	13,237	13,237	—	—
Corporate debt securities	24,911	—	24,911	—
Commercial paper	26,419	—	26,419	—
Total	$270,194	$218,864	$51,330	$—

As of June 30, 2020, the Company’s financial assets measured at fair value on a recurring basis using a market approach included cash equivalents, which consist of money market funds, and marketable securities, which consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities and commercial paper.

The Company’s money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine fair value. The U.S. Government securities are classified as Level 1 and valued utilizing quoted market prices. The Company’s corporate debt securities and commercial paper are classified as Level 2 and valued utilizing various market and industry inputs.

The Company had cash and cash equivalents at December 31, 2019 of $327.7 million. As of December 31, 2019, the Company had no other financial assets or liabilities that were measured at fair value on a recurring basis.

The Company considers all highly liquid instruments that have maturities of three months or less when acquired to be cash equivalents. The carrying amounts reflected in the Company’s Condensed Consolidated Balance Sheets for cash equivalents, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.

4. Investment and Variable Interest Entity

MapKure

In June 2019, the Company announced the formation of MapKure, an entity jointly owned by the Company and BeiGene Ltd. (“BeiGene”). BeiGene licensed to MapKure exclusive rights to BGB-3245, an oral, small molecule selective inhibitor of specific BRAF driver mutations and genetic fusions. MapKure is advancing BGB-3245 through clinical development for solid tumor patients harboring BRAF driver mutations and genetic fusions that were observed to be sensitive to the compound in preclinical studies. In addition to the Company’s equity ownership in MapKure, the Company has appointed a member to each of MapKure’s joint steering committee and board of directors. The Company also contributes to clinical development and other operational activities for BGB-3245 through a service agreement with MapKure.

In conjunction with the formation of MapKure in June 2019, the Company purchased 3,500,000 Series A preferred units of MapKure, or a 25% ownership interest, for $3.5 million, and BeiGene received 10,000,000 Series A preferred units as payment for its contributed intellectual property, or a 71.4% ownership interest. Two individuals each purchased 250,000 Series A preferred units, or 1.8% ownership interest each.

In June 2020, the Company purchased an additional 3,500,000 Series A preferred units of MapKure for $3.5 million, as required by the terms of the initial investment in MapKure. As of June 30, 2020, the Company’s ownership interest in MapKure is 38.9%.

The Company determined that MapKure is a variable interest entity, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of MapKure. Accordingly, the Company does not consolidate the financial statements of this entity and accounts for this investment using the equity method of accounting.

In accordance with ASC 323-10-35-6, the Company records MapKure’s earnings or losses based on a one quarter lag.

The Company recognized an equity loss of $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively. The Company’s ownership interest in MapKure is included in “Equity method investments” in the Condensed Consolidated Balance Sheets. The balance of the Company’s investment was $4.1 million at June 30, 2020, representing the maximum exposure to loss as a result of the Company’s involvement with MapKure.

5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Accrued professional fees	$795	$793
Accrued compensation and benefits	2,105	3,147
Accrued research and development	5,042	4,447
Accrued other	323	566
	$8,265	$8,953

6. Commitments and Contingencies

Leases

The Company’s future minimum lease obligations as of June 30, 2020 are as follows:

Premises Operating
(in thousands)	Leases
2020	674
2021	1,372
2022	1,297
2023	135
Total Obligations	$3,478

The Company recorded rent expense of $0.4 million and $0.8 million, for the three and six months ended June 30, 2020.

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

As of June 30, 2020, there was no litigation or contingency with at least a reasonable possibility of a material loss.

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

As of June 30, 2020, there were 4,360,801 shares available for issuance under the 2019 Equity Incentive Plan.

Share-Based Awards

During the six months ended June 30, 2020, the Company granted 1,397,888 stock option awards to its officers, employees and directors under the 2019 Equity Incentive Plan.

During the six months ended June 30, 2020, 294,918 restricted stock awards previously issued to employees of the Company vested, and 15,652 stock options were exercised.

As of June 30, 2020, there were 943,225 stock options vested and exercisable. In June 2019, the Company’s CEO received an award of 176,411 stock options (the “2019 CEO Performance Award”). During the quarter ended June 30, 2020, 51,452 options of the CEO Performance Award became exercisable upon the satisfaction of the market condition applicable to this award.

Share-based compensation expense included in general and administrative expense, and research and development expense, for the three months ended June 30, 2020 was $1.8 million and $0.8 million, respectively, and $0.5 million and $0.2 million, respectively, the three months ended June 30, 2019.

Share-based compensation expense included in general and administrative expense, and research and development expense, for the six months ended June 30, 2020 was $2.8 million and $1.2 million, respectively, and $1.1 million and $0.3 million, respectively, the six months ended June 30, 2019.

As of June 30, 2020, the unrecognized compensation expense related to unvested stock options and restricted stock awards was $35.6 million and $0.6 million, respectively, which is expected to be recognized over a weighted-average remaining period of approximately 3.22 years and 1.13 years, respectively.

As of June 30, 2020, the Company had 4,567,328 stock options outstanding and 989,303 unvested restricted stock awards.

8. Net Loss per Share

Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potentially dilutive securities not included in the computation of the diluted net loss per share for the periods ended June 30, 2020 and 2019, because to do so would be anti-dilutive:

	As of June 30,
	2020	2019
Common stock options issued and outstanding	4,567,328	2,489,778
Restricted stock subject to future vesting	989,303	2,118,689
Total potentially dilutive securities	5,556,631	4,608,467

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

Our most advanced product candidate, nirogacestat, is an oral, small molecule gamma secretase inhibitor (“GSI”) initially in development for the treatment of desmoid tumors, a rare and often debilitating and disfiguring soft tissue tumor for which there are currently no therapies approved by the U.S. Food and Drug Administration (“FDA”). We believe nirogacestat may address the significant limitations associated with existing treatment options and has the potential to become the first therapy approved by the FDA for both newly diagnosed and previously treated desmoid tumors. Since we licensed nirogacestat from Pfizer Inc. (“Pfizer”) in August 2017, the FDA has granted us Orphan Drug Designation, Fast Track Designation and Breakthrough Therapy Designation for this indication, and the European Commission granted Orphan Drug Designation for the treatment of soft tissue sarcoma. In July 2020, we announced full enrollment in our Phase 3 DeFi trial evaluating nirogacestat in adult patients with progressing desmoid tumors, which was initiated in May 2019. We expect to report topline results from the DeFi trial in the second or third quarter of 2021.

Our second product candidate is mirdametinib, an oral, small molecule MEK inhibitor initially in development for the treatment of neurofibromatosis type 1-associated plexiform neurofibromas (“NF1-PN”), a rare tumor of the peripheral nerve sheath that causes significant pain and disfigurement, and that most often manifests in children. We believe that mirdametinib has the potential to offer a best-in-class profile in order to enable the long-term treatment required for this patient population, as compared to other MEK inhibitors. As with nirogacestat, we licensed mirdametinib from Pfizer in August 2017; since then, the FDA has granted mirdametinib both Orphan Drug Designation and Fast Track Designation for NF1-PN, and the European Commission has granted mirdametinib Orphan Drug Designation for NF1. In October 2019, we announced the initiation of the ReNeu trial, a potentially registrational Phase 2b clinical trial of mirdametinib for patients with NF1-PN. We expect to provide an update on the ReNeu trial between the fourth quarter of 2020 and the first quarter of 2021.

In addition to our late-stage programs in rare oncology indications, we have expanded our portfolio to develop targeted therapies for the treatment of highly prevalent, genetically defined cancers. To advance this strategy, we are taking a precision medicine approach in collaboration with industry leaders, including BeiGene, GlaxoSmithKline (“GSK”), and Allogene Therapeutics, Inc. (“Allogene”) to develop combination approaches with nirogacestat and mirdametinib, as well as new standalone medicines. Among these efforts is our ongoing collaboration with BeiGene, under which patients with advanced or refractory solid tumors harboring RAS mutations, RAF mutations and other MAPK pathway aberrations are being enrolled in a Phase 1b/2 clinical trial evaluating the combination of mirdametinib and BeiGene’s investigational RAF dimer inhibitor lifirafenib. We also have in place a collaboration with GSK, under which patients with relapsed or refractory multiple myeloma are being enrolled in an adaptive Phase 1b clinical trial evaluating the combination of nirogacestat and BLENREP (belantamab mafodotin-blmf), GSK’s antibody-drug conjugate targeted to B-cell maturation antigen (“BCMA”). In June 2020, we announced that the first patient had been dosed in this clinical trial, which is being conducted by GSK. Furthermore, in January 2020, we entered our second collaboration to evaluate nirogacestat with a BCMA-targeted agent, in this case ALLO-715, an allogeneic BCMA targeted Chimeric Antigen Receptor T cell product candidate being advanced by Allogene. We expect Allogene to submit an Investigational New Drug application in the second half of 2020 to evaluate nirogacestat in combination with ALLO-715 in patients with relapsed or refractory multiple myeloma.

Furthermore, we intend to continue to expand our portfolio by licensing additional programs with strong biological rationales and validated mechanisms of action. We also plan to continue using shared-value partnerships to maximize the potential of our therapies to serve patients. Since our founding, we have invested in building leading clinical development capabilities and have focused on structuring innovative partnerships that seek to align incentives and optimize business outcomes for each party involved. We believe that this approach will continue to allow us to expand our shared-value relationships with innovators, maximize the potential of our existing and future portfolio, and ultimately support the building of a scalable and sustainable business focused on the efficient advancement and commercialization of product candidates that hold the potential to transform the lives of patients living with severe rare diseases and cancer.

COVID-19 Impact

In December 2019, a novel strain of the coronavirus disease, severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) COVID-19, was identified in Wuhan, China. This virus disease resulting from COVID-19 has now become a global pandemic. Since the onset of COVID-19, we have undertaken a number of business continuity measures to mitigate potential disruption to our operations and preserve the integrity of our research and development programs. As of the date of this report we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway, however, as a result of the pandemic we may experience disruptions that could impact our research and development timelines and outcomes. We are continuing to evaluate the impact of the COVID-19 pandemic on our business.

Based on our cash, cash equivalents and marketable securities balance at June 30, 2020, of $291.2 million, management estimates that its current liquidity position will enable it to meet operating expenses. For further details on our liquidity position, see the "Results of Operations" section.

Components of our results of operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for our current product candidates or additional product candidates that we may develop in the future are successful and can be commercialized, we may generate revenue in the future from product sales. Additionally, we may enter into collaborations and license agreements from time to time that provide for certain payments due to us. Accordingly, we may generate revenue associated with payments from such collaborations or license agreements in the future.

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

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in activities related to developing our product candidates and our preclinical programs, and as certain product candidates advance into later stages of development, including our ongoing potentially registrational Phase 3 clinical trial for nirogacestat (the “DeFi Trial”) and ongoing potentially registrational Phase 2b clinical trial for mirdametinib (the “ReNeu Trial”). The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the continued development of our product candidates.

Other income

Other income consists primarily of interest income. Interest income consists of interest earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and June 30, 2019:

	Three Months ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Operating Expenses:
Research and development	$12,947	$11,205	$1,742	16%
General and administrative	6,874	3,646	3,228	89%
Total operating expenses	19,821	14,851	4,970	33%
Loss from operations	(19,821)	(14,851)	(4,970)	(33)%
Other income, net	157	1,004	(847)	(84)%
Equity investment loss	(229)	—	(229)	100%
Net loss	$(19,893)	$(13,847)	$(6,046)	44%

Research and Development

Research and development expense increased by $1.7 million to $12.9 million for the three months ended June 30, 2020 from $11.2 million for the three months ended June 30, 2019, an increase of 15.5%.

The increase in research and development expense was primarily attributable to a $1.7 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, and an increase in non-cash share-based compensation expense.

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

General and Administrative

General and administrative expense was $6.9 million for the three months ended June 30, 2020, an increase of $3.2 million from $3.6 million for the three months ended June 30, 2019.

The increase in general and administrative expense was primarily attributable to the hiring of additional personnel in our general and administrative functions as we continued to expand our operations to support the organization and an increase in non-cash share-based compensation expense, as well as an increase of $1.2 million in consulting and professional services, including legal, regulatory and compliance.

Interest Income, Net

The decrease in interest income, net during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was attributable to significant decline in interest rates which drove a lower return on the cash and cash equivalents balance during the three months ended June 30, 2020.

Equity Investment Loss

The $0.2 million Equity investment loss during the three months ended June 30, 2020 was attributable to the Company’s share of the losses from the MapKure investment, which is accounted for using the equity method of accounting.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Operating Expenses:
Research and development	$22,674	$19,628	$3,046	16%
General and administrative	13,277	6,911	6,366	92%
Total operating expenses	35,951	26,539	9,412	35%
Loss from operations	(35,951)	(26,539)	(9,412)	(35)%
Other income, net	1,093	1,283	(190)	(15)%
Equity investment loss	(329)	—	(329)	100%
Net loss	$(35,187)	$(25,256)	$(9,931)	39%

Research and Development

Research and development expense increased by $3.0 million to $22.7 million for the six months ended June 30, 2020 from $19.6 million for the six months ended June 30, 2019, an increase of 15.5%.

The increase in research and development expense was primarily attributable to a $3.0 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, and an increase in non-cash share-based compensation expense.

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

General and Administrative

General and administrative expense was $13.3 million for the six months ended June 30, 2020, an increase of $6.4 million from $6.9 million for the six months ended June 30, 2019.

The increase in general and administrative expense was primarily attributable to the hiring of additional personnel in our general and administrative functions as we continued to expand our operations to support the organization and an increase in non-cash share-based compensation expense, as well as an increase of $3.3 million in consulting and professional services, including legal, regulatory and compliance.

Interest Income, Net

The decrease in interest income, net during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was attributable to the significant decline in interest rates which drove a lower return on the cash and cash equivalents balance during the six months ended June 30, 2020.

Equity Investment Loss

The $0.3 million Equity investment loss during the six months ended June 30, 2020 was attributable to the Company’s share of the losses from the MapKure investment, which is accounted for using the equity method of accounting.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $35.2 million and $25.3 million for the six months ended June 30, 2020 and 2019, respectively. We had an accumulated deficit of $108.2 million and $73.0 million at June 30, 2020 and December 31, 2019, respectively. Based on our cash and cash equivalents and marketable securities balances at June 30, 2020, management estimates that our liquidity position will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued. The Company’s marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities and commercial paper.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash used in operating activities	(32,557)	(20,268)
Net cash used in investing activities	(68,488)	(4,046)
Net cash provided by financing activities	84	163,957
Net increase in cash and cash equivalents	(100,961)	139,643
Cash and cash equivalents, beginning of period	328,192	46,188
Cash and cash equivalents, end of period	$227,231	$185,831

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 and June 30, 2019 was primarily driven by our net loss adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $32.6 million for the six months ended June 30, 2020, which was driven by a net loss of $35.2 million and a net decrease from changes in operating assets and liabilities of $1.7 million, offset by stock compensation of $3.9 million. Net cash used in operating activities was $20.3 million for the six months ended June 30, 2019, driven by a net loss of $25.3 million, offset by a net increase from changes in operating assets and liabilities of $3.6 million and stock compensation of $1.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $68.5 million and $4 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Net cash used in investing activities for the six months ended June 30, 2020 related to the purchase of short-term available-for-sale debt securities of $64.6 million, our June 2020 investment in MapKure of $3.5 million and capital expenditures of $0.4 million. Net cash used in investing activities for the six months ended June 30, 2019 was driven by our June 2019 investment in MapKure of $3.5 million, and capital expenditures of $0.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 consisted of proceeds from stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2019 consisted of proceeds from the issuance of Series A and B convertible preferred shares.

Funding Requirements

Our primary use of cash is to fund operating expenses, including our research and development expenditures.

Our future funding requirements will depend on many factors, including the following:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including the DeFi Trial and the ReNeu Trial;
●	the clinical development plans we establish for these product candidates;
●	the number and characteristics of product candidates that we develop;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other comparable foreign regulatory authorities;
●	the terms of our existing and any future license or collaboration agreements we may choose to enter into, including the amount of upfront, milestone and royalty obligations;
●	the other costs associated with in-licensing new technologies, such as any increased costs of research and development and personnel;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
●	the effect of competing technological and market developments;
●	the cost and timing of completion of commercial-scale outsourced manufacturing activities;
●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and
●	the degree of commercial success achieved following the successful completion of development and regulatory approval activities for a product candidate.

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

Contractual Obligations

During the six months ended June 30, 2020, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2019 Form 10-K.

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

Critical Accounting Policies and Use of Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As an EGC, we have relied on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis.

As of June 30, 2020, the last business day of our most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was greater than $700 million. As a result, as of the close of the fiscal year on

December 31, 2020, we will become a large accelerated filer and will no longer qualify as an EGC. Accordingly, at that time we will cease to be eligible for the EGC provisions of the JOBS Act.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We had cash, cash equivalents and marketable securities of $291.2 million and $327.7 million as of June 30, 2020 and December 31, 2019, respectively, which consisted of bank deposits, highly liquid money market funds and investments in high-quality, highly liquid available-for-sale debt securities. Historical fluctuations in interest rates have not been significant for us. We had no outstanding debt as of June 30, 2020. Due to the short-term maturities of our cash equivalents and the high-quality, highly liquid nature of our available-for-sale debt marketable securities, an immediate one percentage point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements, short-term U.S. Treasury securities and investments in high-quality, highly liquid available-for-sale debt securities including corporate debt securities, government-sponsored enterprise securities and commercial paper. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Those risk factors below denoted with an “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020

Risks related to our financial position and need for additional capital

We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses in the future.*

We have incurred significant net losses in each reporting period since our inception. To date, we have not generated any revenue and we have financed our operations principally through equity financings. If our product candidates are not successfully developed and approved, we may never generate any revenue. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses were $35.2 million and $25.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $108.2 million and $73.0 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, including our lead product candidates, nirogacestat and mirdametinib, and any future product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

●	advance the development of our lead product candidates, nirogacestat and mirdametinib, through potentially registrational clinical trials and potentially for other indications;
●	advance our development programs for our other product candidates through clinical development and into later-stage clinical development;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	invest in or in-license other technologies or product candidates for further preclinical and clinical development;
●	hire additional personnel, including clinical, quality control, scientific, medical, business development and finance personnel, and continue to build our infrastructure;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	maintain, expand and protect our intellectual property portfolio; and
●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with third parties.

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

We have a limited operating history, which may make it difficult to evaluate our prospects and likelihood of success.*

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

Although we announced the full enrollment of the DeFi trial, a potentially registrational Phase 3 clinical trial of nirogacestat, in July 2020, and in October 2019 commenced a potentially registrational Phase 2b clinical trial of mirdametinib, we have not yet demonstrated the ability to successfully complete clinical trials for any product candidate, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, or other known or unknown factors and risks that may be infrequent or unique.

In addition, we will need to transition at some point from a company with a development focus to a company capable of supporting commercial activities, and may not be successful in such a transition.

We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of our product candidates.*

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development and clinical trials of our product candidates to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of June 30, 2020, we had $291.2 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development and obtain regulatory approval of our product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of clinical trials for our product candidates; including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic or other causes;
●	the clinical and preclinical development and manufacturing plans we establish for these product candidates;
●	the number and characteristics of product candidates that we develop or in-license;
●	the cost of identifying and evaluating potential product candidates for acquisition or license, including the cost of preclinical activities or clinical activities;
●	the terms of any collaboration or licensing agreements we may choose to enter into;
●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”), and other comparable foreign regulatory authorities;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
●	the effect of competing technological and market developments;
●	the cost and timing of completion of commercial-scale manufacturing activities; and
●	the degree of commercial success achieved following the successful completion of development and regulatory approval activities for a product candidate.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
●	our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
●	our ability to obtain marketing approval for our product candidates, and the timing and scope of any such approvals we may receive;
●	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
●	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
●	our ability to attract, hire and retain qualified personnel;
●	expenditures that we will or may incur to develop additional product candidates;
●	the level of demand for our product candidates should they receive approval, which may vary significantly;
●	the timing and level of investment in commercialization efforts to support product candidates, both before and after regulatory approval is obtained;
●	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates; and
●	future accounting pronouncements or changes in our accounting policies.

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

Risks related to research and development and the biopharmaceutical industry

Our business is highly dependent on the success of our lead product candidates, nirogacestat and mirdametinib, as well as other product candidates we may develop. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize our product candidates, or if we experience delays in doing so, our business will be materially harmed.*

To date, we have not yet completed any clinical trials or development of any product candidates. Our future success and ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more product candidates. In July 2020, we announced full enrollment in our potentially registrational Phase 3 clinical trial of nirogacestat and we announced the initiation of a potentially registrational Phase 2b clinical trial of mirdametinib in October 2019. If either of our lead product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, including as a result of the COVID-19 pandemic, our development plans and business would be significantly harmed.

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

We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:

●	our inability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective;
●	insufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	negative or inconclusive results from our preclinical studies, clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;
●	product-related adverse events experienced by subjects in our clinical trials or by individuals using drugs or therapeutic biologics similar to our product candidates;
●	delays in submitting an Investigational New Drug application (“IND”), or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the FDA, EMA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials;
●	poor effectiveness of our product candidates during clinical trials;
●	better than expected performance of control arms, such as placebo groups, which could lead to negative or inconclusive results from our clinical trials;
●	delays in enrolling subjects in clinical trials;
●	high drop-out rates of subjects from clinical trials;
●	inadequate supply or quality of product candidates or other materials necessary for the conduct of our clinical trials;
●	greater than anticipated clinical trial or manufacturing costs;
●	unfavorable FDA, EMA or comparable regulatory authority inspection and review of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our therapies in particular; or
●	varying interpretations of data by the FDA, EMA and comparable foreign regulatory authorities.

Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*

To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive preclinical studies and clinical trials that such product candidate is safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing.

Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, we are conducting and plan to conduct some open-label trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in those trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Where a randomized, placebo-controlled clinical trial is designed to allow enrolled subjects to cross-over to the treatment arm, there may be a risk of inadvertent unblinding of subjects prior to cross-over, which may limit the clinical meaningfulness of those data and may require the conduct of additional clinical trials.

Successful completion of clinical trials is a prerequisite to submitting a New Drug Application (“NDA”), to the FDA, a Marketing Authorization Application (“MAA”) to the EMA and similar marketing applications to comparable foreign regulatory authorities for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates.

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

We may experience delays in initiating or completing clinical trials and preparing for regulatory submissions. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our current product candidates or any future product candidates, including:

●	delays in our clinical trials and preclinical programs resulting from factors related to the COVID-19 pandemic;
●	regulators or institutional review boards (“IRBs”), or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective clinical trial sites and prospective contract research organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	clinical trials of any product candidates may fail to show acceptable safety or efficacy, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs or ethics committees may require, that we or our investigators suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of any product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the clinical trials;
●	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates; and
●	the FDA, EMA or comparable regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such clinical trials are being conducted, or the FDA, EMA or comparable regulatory authorities, or recommended for suspension or termination by the Data Safety Monitoring Board (“DSMB”), for such clinical trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or clinical trial site by the

FDA, EMA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

We had no involvement with or control over the initial preclinical and clinical development of any of our lead product candidates or third-party agents used in combination with our product candidates. We are dependent on third parties having conducted their research and development in accordance with the applicable protocols and legal, regulatory and scientific standards; having accurately reported the results of all preclinical studies and clinical trials conducted with respect to such product candidates; and having correctly collected and interpreted the data from these trials. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of our product candidates will be adversely affected.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. For example, we are conducting non-clinical and clinical absorption, distribution, metabolism and excretion (“ADME”) studies for mirdametinib, and we cannot predict whether findings from these ADME studies will adversely affect our development plans for our product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

As an organization, we have never successfully completed any clinical trials, and we may be unable to do so for any product candidates we may develop.

We will need to successfully complete clinical trials in order to obtain the approval of the FDA, EMA or comparable foreign regulatory authorities to market any product candidates. Carrying out clinical trials, including later-stage registrational clinical trials, is a complicated process. As an organization, we have not previously completed any clinical trials. In order to do so, we will need to build and expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approval of any product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

The successful development of biopharmaceuticals is highly uncertain.

Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons including:

●	clinical trial results may show the product candidates to be less effective than expected (for example, a clinical trial could fail to meet its primary or key secondary endpoint(s)) or to have unacceptable side effects or toxicities;
●	failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by patients who fail the trial screening process, slow enrollment in clinical trials, patients dropping out of trials, patients lost to follow-up;
●	length of time to achieve trial endpoints, additional time requirements for data analysis or NDA preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data (such as long-term toxicology studies) or unexpected safety or manufacturing issues;
●	preclinical study results may show the product candidate to be less effective than desired or to have harmful side effects;
●	supply issues, manufacturing costs and formulation issues, including our inability to successfully combine our product candidates with other therapies;
●	post-marketing approval requirements; and
●	the proprietary rights of others and their competing products and technologies that may prevent our product candidates from being commercialized.

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

In addition, if any of our product candidates receive marketing approval, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current good manufacturing practices (“cGMPs”) and good clinical practices (“GCPs”) for any clinical trials that we conduct post-approval. In addition, there is always the risk that we, a regulatory authority or a third party might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates post-approval could adversely affect our business, financial condition and results of operations.

We expect to develop nirogacestat and mirdametinib, and potentially future product candidates, in combination with other therapies, and safety or supply issues with combination use products may delay or prevent development and approval of such product candidates.

We intend to develop nirogacestat and mirdametinib, and likely other future product candidates, in combination with one or more other approved or unapproved rational therapies to treat cancer or other diseases. For example, we are currently evaluating mirdametinib in combination with lifirafenib, BeiGene’s RAF dimer inhibitor, and nirogacestat in combination with BLENREP (belantamab mafodotin-blmf), GSK's antibody-drug conjugate (“ADC”) targeted to B-cell maturation antigen (“BCMA”) and nirogacestat in combination with ALLO-715, Allogene’s CAR-T based cell therapy targeted to BCMA.

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

●	the methodology used may not be successful in identifying potential indications and/or product candidates; or
●	product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective products.

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

If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. For example, a prior Phase 2 clinical trial (A4581002) of mirdametinib was terminated and enrollment in the Phase 2 portion of a Phase 1/2 clinical trial (A4581001) was halted as a result of adverse events observed at doses of mirdametinib of 15 mg twice daily (BID) or above using both intermittent and continuous dosing schedules. These adverse events included ocular disorders (visual disturbances, blurred vision and retinal vein occlusion), nervous system disorders (confusion, slowed ideation, slurred speech and hallucinations), musculoskeletal and connective tissue disorders (general weakness and neck muscle weakness associated with mild and moderate elevations in creatine phosphokinase) and cardiac disorders (decreased left ventricular ejection fraction and congestive heart failure). Although these doses were significantly higher than the maximum allowable dose of 4 mg BID in our ongoing Phase 2b clinical trial of mirdametinib in NF1-PN, we plan to treat patients in this trial for a period of up to 24 months, which would be longer than any subjects have been treated with mirdametinib in prior trials. In our ongoing Phase 2b clinical trial, we may observe adverse events similar to those that were seen at higher doses of mirdametinib in prior clinical trials owing to the potentially increased duration of treatment, or other factors. In addition, the trial is enrolling pediatric NF1-PN patients. There is limited safety data of mirdametinib in children under the age of 16 and it is possible that there may be unanticipated adverse events observed in this patient population.

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

●	the patient eligibility and exclusion criteria defined in the protocol;
●	the size of the patient population required for analysis of the clinical trial’s primary endpoints;
●	delays in our research programs or clinical supply chain resulting from factors related to the COVID-19 pandemic;
●	the proximity of patients to clinical trial sites;
●	the design of the clinical trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience, and the ability of these investigators to identify and enroll suitable patients;
●	perception of the safety profile of our product candidates;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

For example, we are developing nirogacestat for the treatment of desmoid tumors and mirdametinib for the treatment of NF1-PN, both of which are rare diseases with small patient populations. As a result, although we have completed enrollment in our Defi clinical trial, we may encounter difficulties enrolling subjects in our clinical trials for these product candidates due, in part, to the small size of these patient populations. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. In addition, in the case of mirdametinib, we may face difficulty with enrollment due to physician or patient perception of an adverse tolerability profile.

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

If any future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy and potential advantages compared to other treatments;
●	the ability to offer our products, if approved, for sale at competitive prices;
●	convenience and ease of administration compared to other treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;
●	the ability to obtain sufficient third-party coverage, market access and adequate reimbursement; and
●	the prevalence and severity of any side effects.

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

We face an inherent risk of product liability as a result of testing our product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	inability to bring a product candidate to the market;
●	decreased demand for our products;
●	harm to our reputation;
●	withdrawal of clinical trial participants and inability to continue clinical trials;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	diversion of management’s time and our resources;
●	substantial monetary awards to clinical trial participants or patients who receive an approved product;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	exhaustion of any available insurance and of our capital resources;
●	the inability to commercialize any product candidate, if approved; and
●	a decline in our stock price.

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

Risks related to government regulation

The regulatory approval process for our product candidates in the United States, the European Union and other jurisdictions is currently uncertain and will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.*

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA in the United States, the EMA in the European Union (“EU”) and comparable foreign regulatory authorities. We are not permitted to market any product in any jurisdiction until we receive marketing approval from the appropriate regulatory authority. We have not previously submitted an NDA to the FDA, an MAA to the EMA or similar marketing application to comparable foreign regulatory authorities. In the United States, an NDA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. An NDA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-approval inspection.

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials.

In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

●	obtaining regulatory authorization to begin a clinical trial, if applicable;
●	the availability of financial resources to begin and complete the planned trials;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	obtaining approval at each clinical trial site by an independent IRB or ethics committee;
●	recruiting suitable patients to participate in a clinical trial in a timely manner;
●	having patients complete a clinical trial or return for post-treatment follow-up;
●	clinical trial sites deviating from clinical trial protocol, not complying with GCP requirements or dropping out of a trial;
●	addressing any patient safety concerns that arise during the course of a clinical trial;
●	addressing any conflicts with new or existing laws or regulations;
●	adding new clinical trial sites; or
●	manufacturing qualified materials under cGMP regulations for use in clinical trials.

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

Separately, in response to the COVID-19 global pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through at least April 2020, though no set end date has been determined. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. In April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and provide guidance regarding the conduct of clinical trials, which guidance continues to evolve. Additionally, as of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our clinical trial results may not support approval of our product candidates. In addition, our product candidates could fail to receive regulatory approval, or regulatory approval could be delayed, for many reasons, including the following:

●	the FDA, EMA or comparable foreign regulatory authorities may disagree with the dosing regimen, design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
●	we may encounter safety or efficacy problems caused by the COVID-19 pandemic;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
●	the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities to support the submission of an NDA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	the FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We have been granted Orphan Drug Designation for nirogacestat and mirdametinib and may seek Orphan Drug Designation for other product candidates, and we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.*

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and therapeutic biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or therapeutic biologic as an orphan drug if it is a drug or therapeutic biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA or Biologics License Application (“BLA”) to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

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

A U.S. composition of matter patent covering the chemical structure of nirogacestat expires in 2025 and a U.S. composition of matter patent that covers the polymorphic form of nirogacestat that is currently in clinical development expires in 2039. A U.S. composition of matter patent covering the chemical structure of mirdametinib expires in 2021. Notwithstanding expected patent life, if orphan drug exclusivity does not protect these products from competition, our business and financial condition could be materially adversely affected. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our future product candidates, we may never receive such designations.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (“FCA”) which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to

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
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose, among other things, requirements on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their respective business associates, independent contractors that perform services for covered entities that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●	the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended (“ACA”) and its implementing regulations, which require some manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) of the U.S. Department of Health and Human Services (“HHS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-marketing information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. Certain endpoint data we hope to include in any approved product labeling also may not make it into such labeling, including exploratory or secondary endpoint data such as patient-reported outcome measures. The FDA may also require a risk evaluation and mitigation strategies (“REMS”) program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-marketing studies or clinical trials to assess new safety risks or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
●	fines, warning letters or holds on clinical trials;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
●	product seizure or detention or refusal to permit the import or export of our product candidates; and
●	injunctions or the imposition of civil or criminal penalties.

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

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, and the Trump Administration has issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended, and we cannot predict what affect further changes to the ACA would have on our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal year 2020 and budget proposal for fiscal year 2021 contain further drug price control measures that could be enacted during the 2020 legislative session, or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. On March 10, 2020, the U.S. government sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of the proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center (“FQHC”) as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. It is unclear if, when, and to what extent the Executive Orders and the Draft Guidance may be implemented. The regulatory and market implications of the Executive Orders and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for any products that we may develop and commercialize and could adversely affect our future revenues and prospects for profitability. Additionally, HHS has started the process of soliciting feedback on certain measures and, at the same time, is immediately implementing others under its existing authority. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are developing nirogacestat for the treatment of desmoid tumors and mirdametinib for the treatment of NF1-PN. If our product candidates are approved by the FDA, we may only promote or market our product candidates for their specifically approved indications and in a manner consistent with the approved labeling. We will train our marketing and sales force against promoting our product candidates for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off label, when in the physician’s independent professional medical judgment he or she deems it appropriate. Furthermore, the use of our products for indications other than those approved by the FDA may not effectively treat such conditions. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our products for these uses for which they are not approved, which could lead to product liability suits that that might require significant financial and management resources and that could harm our reputation. Additionally, the FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our collaborators, do not promote our products, if approved, in a manner consistent with the approved labeling, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the FCA, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.*

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission (“SEC”) and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which guidance continues to evolve. In April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. Additionally, as of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the European member states.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.

Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery and other laws of EU Member States, and operations in the United Kingdom would be subject to relevant United Kindom laws, including the United Kingdom Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

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

In addition, in most foreign countries, including the European Economic Area (“EEA”) the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the Company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.

We may incur substantial costs in our efforts to comply with evolving global data protection laws and regulations, and any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.*

The global data protection landscape is rapidly evolving, and we may be or become subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, transfer, security and processing of personal data, such as information that we collect about participants and healthcare providers in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on us. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. For example, California recently passed the California Data Privacy Protection Act, which went into effect in January 2020 and provides broad rights to California consumers with respect to the collection and use of their information by businesses. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. Despite the delay in adopting regulations, the California State Attorney General commenced enforcement actions against violators starting July 1, 2020. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. The new California law further expands the privacy and process enhancements and commitment of resources in support of compliance with California’s regulatory requirements and may lead to similar laws in other U.S. states or at a national level.

In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal information, may seek to conduct clinical trials in EEA and may become subject to additional European data privacy laws, regulations and guidelines. The General Data Protection Regulation, (EU) 2016/679 (“GDPR”) became effective on May 25, 2018, and deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identified and/or identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, maintaining internal records and appropriately deleting personal information in line with retention periods. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

In particular, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. Further, the impact of “Brexit”, whereby the United Kingdom formally withdrew from the EU on January 31, 2020 is uncertain and cannot be predicted at this time.

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

If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the Company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Risks related to our intellectual property

Our success depends in part on our ability to protect our intellectual property, and patent terms may be inadequate to protect our competitive position. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.*

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is affected by the extent to which we have rights under valid and enforceable patents that cover these activities. If our patents expire, or we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. Our current composition of matter patents covering nirogacestat and mirdametinib, were licensed from Pfizer Inc. (“Pfizer”) in connection with the formation of our company. A U.S. composition of matter patent covering the chemical structure of nirogacestat expires in 2025 and a U.S. composition of matter patent that covers the polymorphic form of nirogacestat that is currently in clinical development expires in 2039. A U.S. composition of matter patent covering the chemical structure of mirdametinib expires in 2021. Our earliest patents may expire before, or soon after, either product candidate achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of the current patents, we currently intend to rely on orphan drug exclusivity to market our lead products. Once the patent life has expired, we may be open to competition from competitive products, including generics. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. The expiration of the patents covering our lead product candidates, and our inability to secure additional patent protection, could also have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Since patent applications in the United States and most other countries are confidential for a period of time after filing, there is no certainty that any patent application related to a product candidate was the first to be filed. Furthermore, for United States applications in which at least one claim is entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the U.S. Patent and Trademark Office (“USPTO”) to determine who was the first to invent any of the subject matter covered by the patent claims of an application.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the enacted Leahy-Smith America Invents Act “America Invents Act”) enacted in 2013, the United States moved from a “first-to-invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of any patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make or use compounds that are similar to the compositions of our product candidates but that are not covered by the claims of our patents;
●	the active ingredients in our current product candidates will eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation or method of use;

●	a company or its licensor, as the case may be, may fail to meet its obligations to the U.S. government in regard to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
●	such company or its licensors, as the case may be, might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies;
●	it is possible that a pending patent applications will not result in issued patents;
●	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
●	it is possible that others may circumvent our owned or in-licensed patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
●	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
●	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;
●	our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
●	the inventors of owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	it is possible that owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
●	we have engaged in scientific collaborations in the past, and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
●	we may not develop additional proprietary technologies for which we can obtain patent protection;
●	it is possible that product candidates we develop may be covered by third parties’ patents or other exclusive rights; or
●	the patents of others may have an adverse effect on our business.

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

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patent and other rights to third parties under collaborative development relationships;
●	our diligence obligations with respect to the use of licensed technology in relation to our development and commercialization of our product candidates and what activities satisfy those diligence obligations; and
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
●	substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;
●	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and
●	redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

Our product candidates may also require specific formulations to work effectively and these rights may be held by others. We may develop products containing our compounds and pre-existing pharmaceutical compounds. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which could harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office (“EPO”) or other foreign patent offices. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent offices then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (“Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

Switching or adding additional CROs involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired development timelines. The COVID-19 global pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they will face further disruption which may affect our ability to initiate and complete our pre-clinical studies and clinical trials. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

The manufacturing process for a product candidate is subject to FDA, EMA and comparable foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

●	an inability to initiate or continue clinical trials of product candidates under development;
●	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
●	loss of the cooperation of an existing or future collaborator;
●	subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
●	requirements to cease distribution or to recall batches of our product candidates; and
●	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

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

Any current or future collaborations we may extend or enter into may pose a number of risks, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply;
●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	for collaborations involving combination therapies that have not yet been tested together, treatment emergent adverse events may be unforeseen and may negatively impact the monotherapy development of our product candidates;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
●	collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	collaborations may be terminated by the collaborator, and, if terminated, we could lose license rights to the applicable product candidates or could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Under our collaboration agreement with BeiGene, the combination of mirdametinib and lifirafenib is being evaluated in a Phase 1b/2 clinical trial, under our collaboration agreement with GSK, the combination of nirogacestat and BLENREP is being evaluated in a Phase 1b clinical trial that GSK initiated, and under our collaboration agreement with Allogene, the combination of nirogacestat and ALLO-715 will be evaluated in a Phase 1 clinical trial that Allogene plans to initiate in relapsed or refractory multiple myeloma patients. Under these existing collaboration arrangements, upon completion of the relevant clinical trials, we and our collaboration partner will negotiate in good faith to provide for the expansion of the respective clinical collaboration and the establishment of a commercial relationship. However, our partners have no obligation to continue development of the combination products, regardless of the applicable clinical trial results. We also jointly formed MapKure, LLC (“MapKure”) with BeiGene for the development of BGB-3245, and although we contribute to clinical development and other operational activities, and have representation on MapKure’s Board Of Directors and Joint Steering Committee, we do not control the development process. MapKure may pursue a development plan that differs from our expectations, which may or may not be successful.

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

Risks related to managing our business and operations

The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.*

In December 2019, a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), was identified in Wuhan, China. This disease resulting from SARS-CoV-2, COVID-19, has now become a global pandemic. The outbreak and government measures taken in response have had a significant impact, both directly and indirectly, on businesses and commerce throughout the world generally: worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, our personnel have been continuing their work outside of our offices. While, as of the date of this report, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway, as a result of the pandemic we may experience disruptions that could severely impact research and development timelines and outcomes, including, but not limited to:

●	delays or difficulties in enrolling patients in our clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal, state or foreign governments, employers and others or interruption of clinical trial subject visits and study procedures (such as procedures that are deemed non-essential under law, regulation or institutional policies), which may impact the integrity of subject data and clinical study endpoints and the inability of patients to travel to trial sites or complete scheduled study visits;
●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

●	interruptions in preclinical studies due to restricted or limited operations at our contracted research facilities;
●	unforeseen costs we may incur as a result of the impact of the COVID-19 pandemic, including the costs of mitigation efforts;
●	deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures;
●	investment-related risks, including difficulties in liquidating investments due to current market conditions and adverse investment performance;
●	limitations on employee resources that would otherwise be focused on the conduct of our research and development activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; or
●	interruptions or limitations of the types described affecting our service providers and collaboration partners, including contract research organizations running clinical trials and collaboration partners sponsoring clinical trials in which we are supplying our product candidates or otherwise participating.

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

As of June 30, 2020, we had 66 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect we will need additional managerial, clinical, manufacturing, medical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	recruiting, integrating, retaining and motivating additional employees;
●	managing our development efforts effectively, including the clinical, manufacturing and quality review process for our product candidates, while complying with our contractual obligations to contractors, collaboration partners and other third parties; and
●	improving our operational, financial and management controls, reporting systems and procedures.

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

Research programs and business development efforts to identify new product candidates require substantial technical, financial and human resources, and we have no immediate plans to develop an internal discovery and preclinical research and development group. In-licensing and acquiring product candidates or development programs often requires significant payments and expenses and may consume valuable resources. We will need to devote a substantial amount of time and personnel to develop and commercialize any in-licensed or acquired technology or product candidate, in addition to doing so for our existing product candidates. Our business development efforts or acquisition or licensing attempts may fail to yield additional complementary or successful product candidates for clinical development and commercialization for a number of reasons, including the following:

●	our identification or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates with a high probability of success for development progression;
●	we may not be able or willing to assemble sufficient resources or expertise to identify and in-license or acquire additional product candidates;
●	for product candidates we seek to in-license or acquire, we may not be able to agree to acceptable terms with the licensor or owner of those product candidates;
●	any product candidates that we do in-license or acquire may not succeed in preclinical studies or clinical trials;
●	we may not succeed in formulation or process development of such in-licensed or acquired product candidates;
●	such in-licensed or acquired product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unlikely to receive regulatory approval or be unmarketable if approved;
●	competitors may develop alternatives that render such in-licensed product candidates obsolete or less attractive;
●	in-licensed or acquired product candidates may be covered by third parties’ patents or other exclusive rights that we may not be able to access;
●	in-licensed or acquired product candidates that we develop may not allow us to best make use of our expertise and our development and commercial infrastructure as currently expected;
●	the market for a product candidate that we in-license or acquire may change during the course of our development of the product candidate so that such product candidate may become unreasonable to continue to develop;
●	a product candidate that we in-license or acquire may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
●	a product candidate that we in-license or acquire may not be accepted as safe and effective by patients, the medical community or third-party payors.

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

Our current operations are concentrated in two locations, and we or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*

Our current headquarters are located in Stamford, Connecticut. Our development operations are currently located in Durham, North Carolina. We currently outsource our manufacturing operations to third parties, and clinical quantities of our product candidates are manufactured by these third parties outside the United States, including in Canada, China and France. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions.

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

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws

(which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters.  Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. Shareholders should consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2019, we had federal, state and city net operating loss carryforwards of $75.7 million, $0.6 million and $3.8 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards of $55.4 million and $16.0 million reported in 2019 and 2018, respectively, will be limited to offset 80% of our taxable income for taxable years beginning after December 31, 2020. Federal net operating loss carryforwards of $4.3 million were reported in 2017 and the state and city net operating loss carryforwards expire at various dates through 2038. The Combined Subsidiaries also have federal tax credits of $0.8 million, which may be used to offset future tax liabilities. These tax credit carryforwards will expire in 2038.

Under Section 382 of the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements and other transactions that have occurred since our inception, as well as our initial public offering, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of the initial public offering, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. The reduction of the corporate tax rate under the Tax Cuts and Jobs Act of 2017 may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Federal net operating losses generated after December 31, 2017 are not subject to expiration and generally may not be carried back to prior taxable years except that, under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, as noted above, for taxable years beginning after December 31, 2020, the deductibility of such federal net operating losses is limited to 80% of our taxable income in any future taxable year.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ordinary shares.

Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the United Kingdom will be subject to a transition period until December 31, 2020 (the “Transition Period”), during which EU rules will continue to apply. Negotiations between the United Kingdom and the EU are expected to continue in relation to the customs and trading relationship between the United Kingdom and the EU following the expiry of the Transition Period.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the EU. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining EU-wide marketing and manufacturing authorizations from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

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

The price of our stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk factors” section and elsewhere in this report, these factors include:

●	the commencement, enrollment or results of our ongoing potentially registrational clinical trials for nirogacestat and mirdametinib;
●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results from or delays in future clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates or any future product candidate;

●	changes in laws or regulations applicable to our product candidates or any future product candidate, including but not limited to clinical trial requirements for approvals;
●	changes in the structure of healthcare payment systems;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	our inability to establish collaborations or partnerships, if needed;
●	our failure to commercialize our product candidates, if approved;
●	additions or departures of key medical, scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	introduction of new products or services offered by us or our competitors;
●	clinical trial results for other product candidates that could compete with our product candidates;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

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

We are an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012. As an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

As of June 30, 2020, the last business day of our most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was greater than $700 million. As a result, we will become a large accelerated filer and will no longer qualify as an EGC on December 31, 2020, the end of our current fiscal year. Accordingly, at that time we will cease to be eligible for the EGC provisions of the JOBS Act.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.*

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which require, among other things, that we file, with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access.

Recent legislation permits EGCs to implement many of these requirements over a longer period. As of June 30, 2020, the last business day of our most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was greater than $700 million. As a result, as of the close of the current fiscal year on December 31, 2020, we will become a large accelerated filer and will no longer qualify as an EGC. Accordingly, at that time we will cease to be eligible for the EGC provisions of the JOBS Act, and we will be subject to the requirements of the Dodd-Frank Act.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Of the 43,016,501 shares of common stock outstanding, 42,027,198 shares are freely tradable and eligible for sale without restriction in the public market.

Approximately 50% of these shares are held by directors, executive officers and other affiliates and will be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

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

Our amended and restated certificate of incorporation and amended and restated bylaws, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
●	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
●	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer or by a majority of the total number of authorized directors;
●	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
●	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
●	a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

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

As of June 30, 2020, the last business day of our most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was greater than $700 million. As a result, as of the close of the current fiscal year on December 31, 2020, we will become a large accelerated filer and will no longer qualify as an EGC. Accordingly, at that time, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment did not, and could lead to additional findings, potentially including material weaknesses. Material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

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

Our bylaws designate certain specified courts as the sole and exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our by-laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (the “Chancery Court”), will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Connecticut will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Federal Forum Provision”). Our by-laws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing the claims identified above, particularly if the stockholders do not reside in or near the State of Delaware or the State of Connecticut. Additionally, the Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Chancery Court or the United States District Court for the District of Connecticut may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

3.2

Bylaws of the Registrant, as currently in effect. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2019).

3.3	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed with the Securites and Exchange Commission on May 27, 2020).
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

SPRINGWORKS THERAPEUTICS, INC.

Date: August 12, 2020	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: August 12, 2020	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer