Form 10-Q
period 2020-09-30
SpringWorks Therapeutics, Inc.
filed 2020-11-12
CIK 1773427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	⌧	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The number of outstanding shares of the Registrant’s Common Stock as of November 6, 2020 was 48,767,155.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of our ongoing Phase 3 clinical trial of nirogacestat, the timing of our ongoing Phase 2b clinical trial of mirdametinib and the initiation and completion of any other clinical trials and related preparatory work, the expected timing of the availability of results of the clinical trials and the potentially registrational nature of the single Phase 3 clinical trial and the Phase 2b clinical trial;
●	the potential attributes and benefits of our product candidates;
●	our plans to commercialize any of our product candidates that achieve approval either alone or in partnership with others;
●	our ability to obtain funding for our operations, including funding necessary to complete further development of our product candidates, and if approved, commercialization;
●	the period over which we anticipate our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements;
●	the potential for our business development efforts to maximize the potential value of our portfolio;
●	our ability to identify, in-license or acquire additional product candidates;
●	the ability and willingness of our third-party collaborators to continue research and development activities relating to our product candidates that we are developing as combination therapies;
●	our ability to obtain and maintain regulatory approval for our product candidates, and any related restrictions, limitations or warnings in the label of an approved product candidate;
●	the potential benefit of Orphan Drug Designation, Fast Track Designation and Breakthrough Therapy Designation for nirogacestat, mirdametinib and any other of our product candidates that may receive one or more of these designations;
●	our ability to compete with companies currently marketing or engaged in the development of treatments for desmoid tumors, NF1-PN and other oncology and rare disease indications;
●	our expectations regarding our ability to obtain and maintain intellectual property protection or market exclusivity for our product candidates and the duration of such protection;
●	our ability and the potential to successfully manufacture our product candidates for preclinical studies, clinical trials and, if approved, for commercial use, the capacity of our current contract manufacturing organizations, or CMOs, to support clinical supply and commercial-scale production for product candidates and our potential election to pursue additional CMOs for manufacturing supplies of drug substance and finished drug product in the future;

●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in partnership with others;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	the success of competing products that are, or may become, available;
●	risks associated with the COVID-19 pandemic, which may adversely impact our business, preclinical studies and clinical trials;
●	our ability to attract and retain key scientific, medical, commercial and management personnel;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our expectations regarding the time during which we will continue to be an emerging growth company or smaller reporting company, and when we will become a large accelerated filer, as defined in federal securities regulations;
●	our financial performance; and
●	developments and projections relating to our competitors or our industry.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

SPRINGWORKS THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
(in thousands, except share and per-share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,831	$327,652
Marketable securities	191,988	—
Prepaid expenses and other current assets	2,083	3,709
Total current assets	278,902	331,361
Property and equipment, net	1,176	795
Equity investment	4,017	976
Restricted cash	565	540
Other assets	1,440	1,159
Total assets	$286,100	$334,831
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$1,064	$2,654
Accrued expenses	11,304	8,953
Deferred rent	384	363
Total current liabilities	12,752	11,970
Long-term portion of deferred rent	497	789
Other long-term liabilities	96	—
Total liabilities	13,345	12,759
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized, 43,128,804 and 43,006,077 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	4	4
Additional paid-in capital	402,601	395,097
Accumulated other comprehensive income	25	—
Accumulated deficit	(129,875)	(73,029)
Total stockholders’ equity	272,755	322,072
Total liabilities and stockholders’ equity	$286,100	$334,831

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per-share data)	2020	2019	2020	2019
Operating expenses:
Research and development	$13,923	$10,745	$36,597	$30,373
General and administrative	7,669	4,584	20,946	11,495
Total operating expenses	21,592	15,329	57,543	41,868

Loss from operations	(21,592)	(15,329)	(57,543)	(41,868)
Other income:
Interest income, net	63	997	1,156	2,280
Total other income	63	997	1,156	2,280
Equity investment loss	(130)	(2,501)	(459)	(2,501)
Net loss	$(21,659)	$(16,833)	$(56,846)	$(42,089)

Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(21,659)	$(16,833)	$(56,846)	$(42,089)
Net gain attributable to extinguishment of Series A convertible preferred and Junior Series A convertible preferred units	—	—	—	7,729
Net loss attributable to common stockholders	$(21,659)	$(16,833)	$(56,846)	$(34,360)

Net loss per share, basic and diluted	$(0.51)	$(1.77)	$(1.35)	$(9.24)
Weighted average common shares outstanding, basic and diluted	42,148,837	9,487,329	41,961,691	3,716,877

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(21,659)	$(16,833)	$(56,846)	$(42,089)
Changes in other comprehensive income:
Unrealized gain on marketable securities, net	69	—	25	—
Total changes in other comprehensive income	$69	$—	$25	$—
Comprehensive loss	(21,590)	(16,833)	(56,821)	(42,089)
Net gain attributable to extinguishment of Series A convertible preferred and Junior Series A convertible preferred units	—	—	—	7,729
Comprehensive loss attributable to common stockholders	$(21,590)	$(16,833)	$(56,821)	$(34,360)

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Statements of Preferred Stock and Members’/Stockholders’ Equity / (Deficit)

(unaudited)

	Three Months Ended September 30, 2019 and 2020
	Series A & B		Junior Series A				Additional	Accumulated
	Convertible Preferred		Convertible Preferred		Common		Paid-In	Other Comprehensive	Accumulated
(in thousands, except share and unit data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance at June 30, 2019	189,639,279	217,290	6,437,500	3,882	3,088,636	—	2,440	—	(39,979)	(33,657)
Issuance of common stock upon closing of initial public offering, net of $16,570 in issuance cost					10,350,000	1	169,729			169,730
Stock-based compensation expense							788			788
Conversion of convertible preferred stock into common stock	(189,639,279)	(217,290)	(6,437,500)	(3,882)	29,794,359	3	221,169			217,290
Exercise of stock options					392		1			1
Net loss									(16,833)	(16,833)
Balance at September 30, 2019	—	—	—	—	43,233,387	4	394,127	—	(56,812)	337,319

Balance at June 30, 2020	—	—	—	—	43,016,501	4	399,130	(44)	(108,216)	290,874
Exercise of stock options					118,065		428			428
Forfeitures of restricted stock awards					(5,762)		—			—
Stock-based compensation expense							3,043			3,043
Other comprehensive income, net of tax								69		69
Net Loss									(21,659)	(21,659)
Balance at September 30, 2020	—	—	—	—	43,128,804	4	402,601	25	(129,875)	272,755

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Statements of Preferred Stock and Members’/Stockholders’ Equity / (Deficit)

(unaudited)

	Nine Months Ended September 30, 2019 and 2020
	Series A & B		Junior Series A				Additional	Accumulated
	Convertible Preferred		Convertible Preferred		Common		Paid-In	Other Comprehensive	Accumulated
(in thousands, except share and unit data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2018	63,600,000	62,930	6,437,500	2,014	3,101,206	—	1,069	—	(22,452)	(19,369)
Issuance of Series A convertible preferred shares, net of issuance costs	39,400,000	39,367								—
Issuance of Series B convertible preferred shares, net of $413,063 in legal costs	86,639,279	124,590								—
Series A convertible preferred extinguishment		(9,597)							9,597	9,597
Junior Series A convertible preferred extinguishment				1,868					(1,868)	—
Issuance of common stock upon closing of initial public offering, net of $16,570 in issuance cost					10,350,000	1	169,729			169,730
Stock-based compensation expense							2,159			2,159
Forfeitures of restricted stock awards					(12,570)					—
Conversion of convertible preferred stock into common stock	(189,639,279)	(217,290)	(6,437,500)	(3,882)	29,794,359	3	221,169			217,290
Exercise of stock options					392		1			1
Net loss									(42,089)	(42,089)
Balance at September 30, 2019	—	—	—	—	43,233,387	4	394,127	—	(56,812)	337,319

Balance at December 31, 2019	—	—	—	—	43,006,077	4	395,097	—	(73,029)	322,072
Exercise of stock options					133,717		512			512
Forfeitures of restricted stock awards					(10,990)					—
Stock-based compensation expense							6,992			6,992
Other comprehensive income, net of tax								25		25
Net Loss									(56,846)	(56,846)
Balance at September 30, 2020	—	—	—	—	43,128,804	4	402,601	25	(129,875)	272,755

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Operating Activities
Net loss	$(56,846)	$(42,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	239	127
Stock compensation expense	6,992	2,159
Equity investment loss	459	2,501
Changes in Operating Assets and Liabilities
Prepaid expenses and other current assets	1,626	693
Other assets	(281)	(1,019)
Accounts payable	(1,590)	1,383
Accrued expenses	2,319	5,114
Deferred rent	(271)	(250)
Other long-term liabilities	96	—
Net cash used in operating activities	(47,257)	(31,381)
Investing activities
Capital expenditures	(588)	(630)
Equity investments	(3,500)	(3,500)
Purchases of marketable securities	(191,963)	—
Net cash used in investing activities	(196,051)	(4,130)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	169,730
Proceeds from issuance of Series A convertible preferred shares, net of issuance costs	—	39,367
Proceeds from issuance of Series B convertible preferred shares, net of issuance costs	—	124,590
Proceeds from stock option exercises	512	1
Net cash provided by financing activities	512	333,688
Net increase (decrease) in cash and cash equivalents	(242,796)	298,177
Cash and cash equivalents including Restricted cash, beginning of period	328,192	46,188
Cash and cash equivalents including Restricted cash, end of period	85,396	344,365

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Nature of Operations

SpringWorks Therapeutics, Inc., or the Company, was formed in Delaware on August 18, 2017.

Prior to March 29, 2019, the Company conducted its business through SpringWorks Therapeutics, LLC, a Delaware limited liability company. On March 29, 2019, SpringWorks Therapeutics, LLC completed a series of transactions pursuant to which SpringWorks MergerSub LLC, a wholly owned subsidiary of the Company, merged with SpringWorks Therapeutics, LLC, with SpringWorks Therapeutics, LLC surviving the merger as a wholly owned subsidiary of the Company.

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

The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $129.9 million and $73.0 million, and working capital of $266.2 million and $319.4 million, at September 30, 2020 and December 31, 2019, respectively. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.

The Company had cash, cash equivalents and marketable securities of $276.8 million as of September 30, 2020 and $327.7 million as of December 31, 2019. Based on the Company's cash, cash equivalents and marketable securities at September 30, 2020, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of the disease associated with the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three and nine months ended September 30, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

2. Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC, and should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, or 2019 Form 10-K, filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing development activities, including salaries and benefits, equity-based compensation expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, depreciation of equipment, contract services and other outside expenses. Costs for certain development activities, such as manufacturing and clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using either time-based measures or data such as information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and may be reflected in the Condensed Consolidated Balance Sheets as prepaid or accrued development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

Emerging Growth Company Status

The Company qualifies as an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. As of June 30, 2020, the last business day of the Company’s most recently completed second fiscal quarter, the market value of the Company’s common stock that was held by non-affiliates was greater than $700 million. As a result, as of the close of the current fiscal year on December 31, 2020, the Company will become a large accelerated filer and will no longer qualify as an EGC.

Recently Issued Accounting Pronouncements (not yet adopted)

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities of the rights and obligations created by those leases. The Company will use the new transition option and is also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any expired or existing leases. The Company additionally expects to use the practical expedient that allows it to treat the lease and non-lease components of its leases as a single component. The Company is currently assessing the impact of the adoption of this standard on the consolidated financial statements. ASU 2016-02 is effective for the Company for annual reporting periods beginning after December 15, 2020, and early adoption is permitted.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, or ASU 2018-15. The FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the Company for annual and interim reporting periods beginning after December 15, 2020, and early adoption is permitted.

In 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment. The guidance in ASU No. 2016-13 is effective for the Company for annual and interim periods beginning after December 15, 2022, and early adoption is permitted.

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

3. Fair Value Measurements

The fair value of the Company’s financial assets measured on a recurring basis are classified based upon a fair value hierarchy consisting of the following three levels:

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

The following table sets forth the fair value hierarchy of the Company’s financial assets and liabilities measured on a recurring basis:

	As of September 30, 2020
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$66,318	$66,318	$—	$—
Short-term investments:
U.S. Government securities	104,899	104,899	—	—
Corporate debt securities	39,665	—	39,665	—
Commercial paper	47,424	—	47,424	—
Total	$258,306	$171,217	$87,089	$—

As of September 30, 2020, the Company’s financial assets measured at fair value on a recurring basis using a market approach included cash equivalents, which consist of money market funds, and marketable securities, which consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities and commercial paper.

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

4. Investment and Variable Interest Entity

MapKure

In June 2019, the Company announced the formation of MapKure, an entity jointly owned by the Company and BeiGene Ltd., or BeiGene. BeiGene licensed to MapKure exclusive rights to BGB-3245, an oral, small molecule selective inhibitor of specific BRAF driver mutations and genetic fusions. MapKure is advancing BGB-3245 through clinical development for solid tumor patients harboring BRAF driver mutations and genetic fusions that were observed to be sensitive to the compound in preclinical studies. In addition to the Company’s equity ownership in MapKure, the Company has appointed a member to each of MapKure’s joint steering committee and board of directors. The Company also contributes to clinical development and other operational activities for BGB-3245 through a service agreement with MapKure.

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

In June 2020, the Company purchased an additional 3,500,000 Series A preferred units of MapKure for $3.5 million, as required by the terms of the initial investment in MapKure. As of September 30, 2020, the Company’s ownership interest in MapKure is 38.9%.

The Company determined that MapKure is a variable interest entity. The Company is not the primary beneficiary, as the Company does not have the power to direct the activities that most significantly impact the economic performance of MapKure. Accordingly, the Company does not consolidate the financial statements of this entity and accounts for this investment using the equity method of accounting.

In accordance with ASC 323-10-35-6, the Company records MapKure’s earnings or losses based on a one quarter lag.

The Company recognized an equity loss of $0.1 million and $0.5 million for the three and nine months ended September 30, 2020, respectively. The Company’s ownership interest in MapKure is included in “Equity method investments” in the Condensed Consolidated Balance Sheets. The balance of the Company’s investment was $4.0 million at September 30, 2020, representing the maximum exposure to loss as a result of the Company’s involvement with MapKure.

5. Accrued Expenses

Accrued expenses consists of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Accrued professional fees	$1,056	$793
Accrued compensation and benefits	3,174	3,147
Accrued research and development	6,759	4,447
Accrued other	315	566
	$11,304	$8,953

6. Commitments and Contingencies

Leases

The Company’s future minimum lease obligations as of September 30, 2020 are as follows:

Premises Operating
(in thousands)	Leases
2020	338
2021	1,372
2022	1,297
2023	135
Total Obligations	$3,142

The Company recorded rent expense of $0.4 million and $1.1 million, for the three and nine months ended September 30, 2020.

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

As of September 30, 2020, there was no litigation or contingency with at least a reasonable possibility of a material loss.

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

As of September 30, 2020, there were 4,259,084 shares available for issuance in connection with future awards under the 2019 Equity Incentive Plan.

Share-Based Awards

During the nine months ended September 30, 2020, the Company granted 1,531,888 stock option awards to its officers, employees and directors under the 2019 Equity Incentive Plan.

During the nine months ended September 30, 2020, 441,853 restricted stock awards previously issued to employees of the Company vested, and 133,717 stock options were exercised.

As of September 30, 2020, there were 1,174,421 stock options vested and exercisable. In June 2019, the Company’s CEO received an award of 176,411 stock options, or the 2019 CEO Performance Award. During the quarter ended September 30, 2020, 62,477 options of the CEO Performance Award became exercisable upon the satisfaction of the market condition applicable to this award.

Share-based compensation expense included in general and administrative expense, and research and development expense, for the three months ended September 30, 2020 was $2.1 million and $1.0 million, respectively, and $0.6 million and $0.2 million, respectively, the three months ended September 30, 2019.

Share-based compensation expense included in general and administrative expense, and research and development expense, for the nine months ended September 30, 2020 was $4.8 million and $2.2 million, respectively, and $1.7 million and $0.5 million, respectively, the nine months ended September 30, 2019.

As of September 30, 2020, the unrecognized compensation expense related to unvested stock options and restricted stock awards was $36.2 million and $0.4 million, which is expected to be recognized over a weighted-average remaining period of approximately 3.02 years and 0.99 years, respectively.

As of September 30, 2020, the Company had 4,556,742 stock options outstanding and 836,606 unvested restricted stock awards.

8. Net Loss per Share

Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potentially dilutive securities not included in the computation of the diluted net loss per share for the periods ended September 30, 2020 and 2019, because to do so would be anti-dilutive:

	As of September 30,
	2020	2019
Common stock options issued and outstanding	4,556,742	3,208,099
Restricted stock subject to future vesting	836,606	1,675,680
Total potentially dilutive securities	5,393,348	4,883,779

9. Subsequent Events

On October 13, 2020, the Company completed the sale of 5,637,254 shares of common stock in an underwritten public offering, including 735,294 shares of common stock sold pursuant to the underwriter's full exercise of their option to purchase additional shares, at an offering price of $51.00 per share, resulting in net proceeds to the Company of $269.5 million.

On October 26, 2020, the Company and Jazz Pharmaceuticals Ireland Limited, or Jazz, announced an asset purchase and exclusive license agreement, pursuant to which Jazz acquired the Company’s fatty acid amide hydrolase, or FAAH, inhibitor program including PF-04457845. Jazz made an upfront payment of $35 million to the Company with potential future payments of up to $375 million based upon the achievement of certain clinical development, regulatory, and commercial milestones. In addition, the Company is eligible to receive sales based royalties on future net sales of PF-04457845.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of SpringWorks Therapeutics, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, or 2019 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 12, 2020. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including under Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements”. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

In 2020, the Company has expanded its portfolio and research and development efforts by entering into several collaboration and research agreements with industry leaders including:

●	In September 2020, we entered into a clinical trial collaboration agreement with Janssen Biotech, Inc., or Janssen, to evaluate our investigational gamma secretase inhibitor, or GSI, nirogacestat, in combination with Janssen’s bispecific antibody targeting B-cell maturation antigen, or BCMA, and CD3, teclistamab, in patients with relapsed or refractory multiple myeloma;
●	In September 2020, we entered into a collaboration with the Children’s Oncology Group, or COG, to evaluate nirogacestat in a Phase 2 clinical trial for the treatment of children and adolescents with progressive, surgically unresectable desmoid tumors;
●	In September 2020, we entered into a sponsored research agreement with Fred Hutchinson Cancer Research Center, or Fred Hutch, to further explore the ability of nirogacestat to modulate BCMA and potentiate BCMA-targeting therapies, including radioimmunotherapies, in a variety of preclinical and patient-derived multiple myeloma models developed by researchers at Fred Hutch;
●	In September 2020, we entered into a clinical trial collaboration agreement with Precision Biosciences, Inc. to evaluate nirogacestat in combination with PBCAR269A, an investigational allogeneic chimeric antigen receptor, or CAR, T cell therapy candidate targeting BCMA, in patients with relapsed or refractory multiple myeloma; and

●	In October 2020, we entered into a clinical trial collaboration agreement with Pfizer Inc., or Pfizer, to evaluate nirogacestat in combination with Pfizer’s bispecific antibody targeting BCMA and CD3, PF‐06863135, in patients with relapsed or refractory multiple myeloma.

On October 26, 2020, the Company and Jazz Pharmaceuticals Ireland Limited, or Jazz, announced an asset purchase and exclusive license agreement, pursuant to which Jazz acquired the Company’s fatty acid amide hydrolase, or FAAH, inhibitor program including PF-04457845. Jazz made an upfront payment of $35 million to the Company with potential future payments of up to $375 million based upon the achievement of certain clinical development, regulatory, and commercial milestones. In addition, the Company is eligible to receive sales based royalties on future net sales of PF-04457845.

Our most advanced product candidate, nirogacestat, is an oral, small molecule GSI initially in development for the treatment of desmoid tumors, a rare and often debilitating and disfiguring soft tissue tumor for which there are currently no therapies approved by the U.S. Food and Drug Administration, or FDA. We believe nirogacestat may address the significant limitations associated with existing treatment options and has the potential to become the first therapy approved by the FDA for both newly diagnosed and previously treated desmoid tumors. Since we licensed nirogacestat from Pfizer in August 2017, the FDA has granted us Orphan Drug Designation, Fast Track Designation and Breakthrough Therapy Designation for this indication, and the European Commission granted Orphan Drug Designation to nirogacestat for the treatment of soft tissue sarcoma. In May 2019, we announced the initiation of the DeFi trial, a potentially registrational Phase 3 clinical trial of nirogacestat for adult patients with desmoid tumors, and in July 2020, we announced full enrollment of the DeFi trial. We expect to report top-line data from this trial in the second or third quarter of 2021. In addition to the ongoing DeFi trial, a Phase 2 clinical trial was initiated in collaboration with COG in September 2020, to evaluate nirogacestat for the treatment of pediatric patients with desmoid tumors.

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

In addition to our late-stage programs in rare oncology indications, we have expanded our portfolio to develop targeted therapies for the treatment of highly prevalent hematologic malignancies and genetically defined metastatic solid tumors. To advance this strategy, we are taking a precision medicine approach in collaboration with industry leaders. In hematologic malignancies, we have announced collaborations with GlaxoSmithKline, or GSK, Janssen, Pfizer, Allogene Therapeutics, Inc. and Precision BioSciences, Inc. to develop novel combination regimens of nirogacestat alongside our collaborators’ BCMA, directed therapies for the treatment of multiple myeloma. In addition to our industry collaborations with leading BCMA therapy developers, we are working with the Fred Hutchinson Cancer Research Center to further explore nirogacestat’s ability to potentiate BCMA-directed therapies as part of a sponsored research agreement. In genetically defined metastatic solid tumors, our current efforts center on the mitogen activated protein kinase, or MAPK, pathway. In collaboration with BeiGene, Ltd., or BeiGene, we are exploring the combination of mirdametinib with lifirafenib in RAS mutated and other MAPK aberrant cancers. In addition, we are exploring the use of BGB-3245 in a distinct set of genetically defined BRAF mutated tumors via MapKure, LLC, or MapKure, an entity jointly owned by us and BeiGene.

Together, we believe that our portfolio provides multiple opportunities for value creation across three distinct categories of oncology programs, each of which has the potential to provide meaningful clinical benefit to patients suffering from severe rare diseases and cancer. In our late-stage rare oncology programs, we believe that our two potentially registrational trials with nirogacestat and mirdametinib each have best-in-class potential for the patient populations in which they are being advanced. In our malignant hematology programs, we believe that nirogacestat has the potential to become a cornerstone of BCMA combination therapy in multiple myeloma and we are seeking to achieve this goal by working with partners developing BCMA targeted agents across modalities. In our biomarker defined metastatic solid tumor programs, we believe that our precision medicine approach to cancers harboring mutations in key MAPK pathway genes, such as RAS and BRAF, provides the opportunity for meaningful clinical benefit for biomarker defined patient populations.

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

COVID-19 Impact

In December 2019, a novel strain of the coronavirus disease, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, COVID-19, was identified in Wuhan, China. This virus disease resulting from COVID-19 has now become a global pandemic. Since the onset of COVID-19, we have undertaken a number of business continuity measures to mitigate potential disruption to our operations and preserve the integrity of our research and development programs. As of the date of this report we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway, however, as a result of the pandemic we may experience disruptions that could impact our research and development timelines and outcomes. We are continuing to evaluate the impact of the COVID-19 pandemic on our business.

Based on our cash, cash equivalents and marketable securities balance at September 30, 2020, of $276.8 million, management estimates that its current liquidity position will enable it to meet operating expenses. For further details on our liquidity position, see the "Results of Operations" section.

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

•

expenses incurred under agreements with third-party contract research organizations, investigative clinical trial sites, academic institutions and consultants that conduct research and development activities on our behalf or in collaboration with us;

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

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in activities related to developing our product candidates and our preclinical programs, and as certain product candidates advance into later stages of development, including our ongoing potentially registrational Phase 3 clinical trial for nirogacestat, or the DeFi trial, and our ongoing potentially registrational Phase 2b clinical trial for mirdametinib, or the ReNeu trial. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and September 30, 2019:

	Three Months ended September 30,
(in thousands)	2020	2019	$ Change	% Change
Operating Expenses:
Research and development	$13,923	$10,745	$3,178	30%
General and administrative	7,669	4,584	3,085	67%
Total operating expenses	21,592	15,329	6,263	41%
Loss from operations	(21,592)	(15,329)	(6,263)	41%
Other income	63	997	(934)	(94)%
Equity investment loss	(130)	(2,501)	2,371	(95)%
Net loss	$(21,659)	$(16,833)	$(4,826)	29%

Research and Development

Research and development expense increased by $3.2 million to $13.9 million for the three months ended September 30, 2020 from $10.7 million for the three months ended September 30, 2019, an increase of 29.6%.

The increase in research and development expense was attributable to a $1.9 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel and an increase in non-cash share-based compensation expense. In addition, research and development expense included a $1.3 million increase in external costs related to drug manufacturing and trial costs.

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

General and Administrative

General and administrative expense was $7.7 million for the three months ended September 30, 2020, an increase of $3.1 million from $4.6 million for the three months ended September 30, 2019.

The increase in general and administrative expense was primarily attributable to the hiring of additional personnel in our general and administrative functions, as we continued to expand our operations to support the organization, and an increase in non-cash share-based compensation expense. In addition, general and administrative expense included an increase of $0.8 million in consulting and professional services, including legal, regulatory and compliance.

Other Income

The decrease in other income is driven by a decrease in interest income, net, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease was attributable to a significant decline in interest rates which drove a lower return on cash, cash equivalents and marketable securities during the three months ended September 30, 2020.

Equity Investment Loss

The $0.1 million and $2.5 million Equity investment loss during the three months ended September 30, 2020 and September 30, 2019, respectively, was attributable to the Company’s share of the losses from the MapKure investment, which is accounted for using the equity method of accounting.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and September 30, 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019	$ Change	% Change
Operating Expenses:
Research and development	$36,597	$30,373	$6,224	20%
General and administrative	20,946	11,495	9,451	82%
Total operating expenses	57,543	41,868	15,675	37%
Loss from operations	(57,543)	(41,868)	(15,675)	37%
Other income	1,156	2,280	(1,124)	(49)%
Equity investment loss	(459)	(2,501)	2,042	(82)%
Net loss	$(56,846)	$(42,089)	$(14,757)	35%

Research and Development

Research and development expense increased by $6.2 million to $36.6 million for the nine months ended September 30, 2020 from $30.4 million for the nine months ended September 30, 2019, an increase of 20.5%.

The increase in research and development expense was primarily attributable to a $5.0 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel and an increase in non-cash share-based compensation expense. In addition, research and development expense included a $1.2 million increase in external costs related to drug manufacturing and trial costs.

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

General and Administrative

General and administrative expense was $20.9 million for the nine months ended September 30, 2020, as compared to $11.5 million for the nine months ended September 30, 2019.

The increase in general and administrative expense was primarily attributable to the hiring of additional personnel in our general and administrative functions, as we continued to expand our operations to support the organization, and an increase in non-cash share-based compensation expense. In addition, general and administrative expense included an increase of $4.1 million in consulting and professional services, including legal, regulatory and compliance.

Other Income

The decrease in other income was driven by a decrease in interest income, net, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was attributable to a significant decline in interest rates which drove a lower return on cash, cash equivalents and marketable securities during the nine months ended September 30, 2020.

Equity Investment Loss

The $0.5 million and $2.5 million Equity investment loss for the nine months ended September 30, 2020 and September 30, 2019, respectively, was attributable to the Company’s share of the losses from the MapKure investment, which is accounted for using the equity method of accounting.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $56.8 million and $42.1 million for the nine months ended September 30, 2020 and 2019, respectively. We had an accumulated deficit of $129.9 million and $73.0 million at September 30, 2020 and December 31, 2019, respectively. Based on our cash, cash equivalents and marketable securities balances at September 30, 2020, management estimates that our liquidity position will enable it to meet operating expenses through at least twelve months after the date that this Quarterly Report is filed. The Company’s marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities and commercial paper.

On October 13, 2020, we completed the sale of 5,637,254 shares of common stock in an underwritten public offering, including 735,294 shares of common stock sold pursuant to the underwriter's full exercise of their option to purchase additional shares, at an offering price of $51.00 per share, resulting in net proceeds to the Company of $269.5 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash used in operating activities	(47,257)	(31,381)
Net cash used in investing activities	(196,051)	(4,130)
Net cash provided by financing activities	512	333,688
Net increase in cash and cash equivalents	(242,796)	298,177
Cash and cash equivalents, beginning of period	328,192	46,188
Cash and cash equivalents, end of period	$85,396	$344,365

Net Cash Used in Operating Activities

Net cash used in operating activities was $47.3 million for the nine months ended September 30, 2020, which was driven by a net loss of $56.8 million offset by stock compensation of $7.0 million, a net increase from changes in operating assets and liabilities of $1.9 million and equity investment loss of $0.5 million. Net cash used in operating activities was $31.4 million for the nine months ended September 30, 2019, driven by a net loss of $42.1 million, offset by a net increase from changes in operating assets and liabilities of $5.9 million, equity investment loss of $2.5 million and stock compensation of $2.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $196.1 million and $4.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Net cash used in investing activities for the nine months ended September 30, 2020 related to the purchase of short-term available-for-sale debt securities of $192.0 million, our June 2020 investment in MapKure of $3.5 million and capital expenditures of $0.6 million. Net cash used in investing activities for the nine months ended September 30, 2019 was driven by our June 2019 investment in MapKure of $3.5 million, and capital expenditures of $0.6 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of proceeds from stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2019 consisted of proceeds from our IPO, as well as the issuance of Series A and B convertible preferred shares. All Series A and B convertible preferred shares automatically converted into shares of common stock at the closing of the IPO. Following the IPO, there were no shares of preferred stock outstanding.

Funding Requirements

Our primary use of cash is to fund operating expenses, including our research and development expenditures.

On October 13, 2020, the Company completed the sale of 5,637,254 shares of common stock in an underwritten public offering, including 735,294 shares of common stock sold pursuant to the underwriter's full exercise of their option to purchase additional shares, at an offering price of $51.00 per share, resulting in net proceeds to the Company of $269.5 million.

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

Contractual Obligations

During the nine months ended September 30, 2020, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2019 Form 10-K.

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

Coronavirus Aid, Relief, and Economic Security Act, or CARES Act

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We had cash, cash equivalents and marketable securities of $276.8 million and $327.7 million as of September 30, 2020 and December 31, 2019, respectively, which consisted of bank deposits, highly liquid money market funds and investments in high-quality, highly liquid available-for-sale debt securities. Historical fluctuations in interest rates have not been significant for us. We had no outstanding debt as of September 30, 2020. Due to the short-term maturities of our cash equivalents and the high-quality, highly liquid nature of our available-for-sale debt marketable securities, an immediate one percentage point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements, short-term U.S. Treasury securities and investments in high-quality, highly liquid available-for-sale debt securities including corporate debt securities, government-sponsored enterprise securities and commercial paper. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Those risk factors below denoted with an “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 12, 2020.

We have included a summary of the principal risks that we believe are specific to SpringWorks, followed by more detailed descriptions of all risk factors, both those that are company-specific, as well as those that are more generally associated with both our industry and ownership of securities in general. The summary does not include all material risks associated with our business and is not a conclusive ranking or prioritization of our risk factors. Further, placement of certain of these risks in the summary section as opposed to others does not constitute guidance that the risk factors included in the summary are the only material risks to consider when considering an investment in our securities. We believe that all risk factors presented in this Quarterly Report on Form 10-Q are important to an understanding of our company and should be given careful consideration. In addition, the summary of company specific risks does not include the appropriate level of detail necessary to fully understand these risks, and the corresponding risk factors that follow provide essential detail and context necessary to fully understand and appreciate these principal risks associated with our business.

Summary of company specific risk factors

Risks related to our research and development

●	Our business is highly dependent on the success of our lead product candidates, nirogacestat and mirdametinib, as well as other product candidates we may develop. If we are unable to successfully complete clinical development of, obtain regulatory approval for or commercialize our product candidates, or if we experience delays in doing so, our business will be materially harmed.*
●	We were not involved in the early development of our lead product candidates or in the development of third-party agents used in combination with our product candidates; therefore, we are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical and clinical trials for our product candidates.
●	If our clinical trials fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.
●	As an organization, we have never successfully completed any registrational clinical trials, and we may be unable to do so for any product candidates we may develop.*
●	We expect to develop nirogacestat and mirdametinib, and potentially future product candidates, in combination with other therapies, and safety or supply issues with combination use products may delay or prevent development and approval of such product candidates.*
●	If we encounter difficulties enrolling patients in any of our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*
●	The target patient populations of nirogacestat for the treatment of desmoid tumors and mirdametinib for the treatment of NF1-PN are small and have not been definitively determined, and if our estimates of the number of treatable patients is lower than expected, our potential revenues from sales of our product candidates, if approved, and our ability to achieve profitability would be compromised.

Risks related to our reliance on third parties

●	We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for, or commercialize, any potential product candidates.*
●	Because we rely on third-party manufacturing and supply partners, our supply of preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.*
●	We have not yet manufactured on a commercial scale and expect to rely on third parties to produce and process commercial quantities of our product candidates, if approved.
●	We are dependent on a small number of suppliers for some of the materials used to manufacture our product candidates, and on one company for the manufacture of the active pharmaceutical ingredient for each of our product candidates.
●	Our existing and future collaborations will be important to our business. If we are unable to maintain our existing collaborations or enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected. In addition, our collaborators have broad discretion in many aspects of their performance of collaboration activities and they may take actions with which we do not agree.*

Risks related to our intellectual property

●	We depend on intellectual property licensed from third parties, including from Pfizer for our lead product candidates, and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
●	If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are important to our business.

Risks related to government regulation

●	We have been granted Orphan Drug Designation for nirogacestat and mirdametinib and may seek Orphan Drug Designation for other product candidates, and we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.*
●	A portion of our manufacturing of our lead product candidates takes place in China through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China could materially adversely affect our business, financial condition and results of operations.

Risks related to managing our business and operations

●	We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
●	We have no history of commercializing marketed products. Building our commercialization capabilities will require a significant investment of time and money. There can be no assurance that we will successfully set up our commercialization capabilities.
●	We do not have the internal research capabilities required to independently discover new product candidates, and we plan to execute our growth strategy by identifying and in-licensing or acquiring additional product candidates that have been discovered and initially developed by others. We may not be successful in executing our growth strategy or such growth strategy may not deliver the anticipated results.
●	Our current operations are concentrated in two locations, and we or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*

Risks related to our financial position and need for additional capital

●	We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses in the future.*
●	We have a limited operating history, which may make it difficult to evaluate our prospects and likelihood of success.*
●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of our product candidates.*
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Risks related to our common stock

●	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.
●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
●	Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
●	Our bylaws designate certain specified courts as the sole and exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Company specific risk factors

Risks related to our research and development

Our business is highly dependent on the success of our lead product candidates, nirogacestat and mirdametinib, as well as other product candidates we may develop. If we are unable to successfully complete clinical development of, obtain regulatory approval for or commercialize our product candidates, or if we experience delays in doing so, our business will be materially harmed.*

To date, we have not yet completed any registrational clinical trials or the development of any product candidates. Our future success and ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more product candidates. In July 2020, we announced full enrollment in our potentially registrational Phase 3 clinical trial of nirogacestat and we announced the initiation of a potentially registrational Phase 2b clinical trial of mirdametinib in October 2019. If either of our lead product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, including as a result of the COVID-19 pandemic, our development plans and business would be significantly harmed.

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

We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:

●	our inability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective;
●	insufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	negative or inconclusive results from our preclinical studies, clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;
●	product-related adverse events experienced by subjects in our clinical trials or by individuals using drugs or therapeutic biologics similar to our product candidates;
●	delays in submitting an Investigational New Drug application, or IND, or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the FDA, EMA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials;
●	poor effectiveness of our product candidates during clinical trials;
●	better than expected performance of control arms, such as placebo groups, which could lead to negative or inconclusive results from our clinical trials;
●	delays in enrolling subjects in clinical trials;
●	high drop-out rates of subjects from clinical trials;
●	inadequate supply or quality of product candidates or other materials necessary for the conduct of our clinical trials;
●	greater than anticipated clinical trial or manufacturing costs;
●	unfavorable FDA, EMA or comparable regulatory authority inspection and review of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our therapies in particular; or

●	varying interpretations of data by the FDA, EMA and comparable foreign regulatory authorities.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. For example, we are conducting non-clinical and clinical absorption, distribution, metabolism and excretion, or ADME, studies for mirdametinib, and we cannot predict whether findings from these ADME studies will adversely affect our development plans for our product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable foreign regulatory authority approval. Furthermore, the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

As an organization, we have never successfully completed any registrational clinical trials, and we may be unable to do so for any product candidates we may develop.*

We will need to successfully complete registrational clinical trials in order to obtain the approval of the FDA, EMA or comparable foreign regulatory authorities to market any product candidates. Carrying out clinical trials, including later-stage registrational clinical trials, is a complicated process. As an organization, we have not previously completed any registrational clinical trials. In order to do so, we will need to build and expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approval of any product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

We expect to develop nirogacestat and mirdametinib, and potentially future product candidates, in combination with other therapies, and safety or supply issues with combination use products may delay or prevent development and approval of such product candidates.

We intend to develop nirogacestat and mirdametinib, and likely other future product candidates, in combination with one or more other approved or unapproved rational therapies to treat cancer or other diseases. For example, we are currently evaluating mirdametinib in combination with lifirafenib, BeiGene’s RAF dimer inhibitor, and nirogacestat in combination with five BCMA-directed therapies across modalities through our collaborations with industry leaders developing such therapies.

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

For example, we are developing nirogacestat for the treatment of desmoid tumors and mirdametinib for the treatment of NF1-PN, both of which are rare diseases with small patient populations. As a result, although we have completed enrollment in our DeFi trial, we may encounter difficulties enrolling subjects in our clinical trials for these product candidates due, in part, to the small size of these patient populations. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. In addition, in the case of mirdametinib, we may face difficulty with enrollment due to physician or patient perception of an adverse tolerability profile.

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

We commenced operations in August 2017 and we continue to build our infrastructure and hire personnel necessary to execute our operational plans. We will rely especially heavily on third parties over the course of our clinical trials, and, as a result, may have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of clinical trial sponsors, clinical investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the

FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, requirements and may require a large number of patients.

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

Our existing and future collaborations will be important to our business. If we are unable to maintain our existing collaborations or enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected. In addition, our collaborators have broad discretion in many aspects of their performance of collaboration activities and they may take actions with which we do not agree.*

An important part of our strategy is to evaluate and, as deemed appropriate, extend our current or enter into additional partnerships in the future, including potentially with major biopharmaceutical companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we have entered into collaborations with other companies to provide us with important technologies in order to more fully develop our product candidates and we may enter into collaborations with other companies to provide us with important technologies or funding for our programs.

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

Under our collaboration agreement with BeiGene, the combination of mirdametinib and lifirafenib is being evaluated in a Phase 1b/2 clinical trial, under our five collaboration agreements with industry leading BCMA therapy developers, the combination of nirogacestat and the BCMA therapy of each such developer is being evaluated in relapsed or refractory multiple myeloma patients. Under these existing collaboration arrangements, upon completion of the relevant clinical trials, we and our collaboration partner will have the opportunity to negotiate in good faith to provide for the expansion of the respective clinical collaboration and the potential establishment of a commercial relationship. However, our partners have no obligation to continue development of the combination products, regardless of the applicable clinical trial results. We also jointly formed MapKure with BeiGene for the development of BGB-3245, and although we contribute to clinical development and other operational activities, and have representation on MapKure’s Board Of Directors and Joint Steering Committee, we do not control the development process. MapKure may pursue a development plan that differs from our expectations, which may or may not be successful.

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

Risks related to our intellectual property

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

We are a party to license agreements pursuant to which we in-license key patents for our product candidates. At the time we began our operations in August 2017, we entered into four license agreements with Pfizer, including a license agreement for each of our lead product candidates, nirogacestat and mirdametinib, both of which agreements were amended and restated in 2019. Each of our existing licenses imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. While we assigned the Pfizer license agreement covering our FAAH inhibitor program in connection with the sale of that program to Jazz in October 2020, there can be no assurance that Jazz will comply with the terms of such license, which could result in its termination and our inability to recover that asset as a remedy for a potential material breach of Jazz’s obligations to us in connection with such sale.

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

Risks related to government regulation

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

As of September 30, 2020, we had 71 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect we will need additional managerial, clinical, manufacturing, medical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Risks related to our financial position and need for additional capital

We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses in the future.*

We have incurred significant net losses in each reporting period since our inception. To date, we have not generated any revenue and we have financed our operations principally through equity financings. If our product candidates are not successfully developed and approved, we may never generate any revenue. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Our net losses were $56.8 million and $42.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $129.9 million and $73.0 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, including our lead product candidates, nirogacestat and mirdametinib, and any future product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

●	advance the development of our lead product candidates, nirogacestat and mirdametinib, through potentially registrational clinical trials and potentially for other indications;
●	advance our development programs for our other product candidates through clinical development and into later-stage clinical development;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	invest in or in-license other technologies or product candidates for further preclinical and clinical development;
●	hire additional personnel, including clinical, quality control, scientific, medical, business development and finance personnel, and continue to build our infrastructure;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	maintain, expand and protect our intellectual property portfolio; and
●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with third parties.

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

We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of our product candidates.*

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development and clinical trials of our product candidates to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of September 30, 2020, we had $276.8 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development and obtain regulatory approval of our product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

While we successfully completed a follow-on public offering in October 2020 in which we raised approximately $269.5 million, net of expenses, if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

Risks related to our common stock

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

Our executive officers, directors and their affiliates and certain significant stockholders beneficially hold, in the aggregate, as of November 6, 2020, approximately 47% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. As an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Our bylaws designate certain specified courts as the sole and exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our by-laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or the Chancery Court, will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Connecticut will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Federal Forum Provision. Our by-laws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

General risk factors

Risks related to research and development and the biopharmaceutical industry

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

Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, we are conducting and plan to conduct some open-label trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in those trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Where a randomized, placebo-controlled clinical trial is designed to allow enrolled subjects to cross-over to the treatment arm, there may be a risk of inadvertent unblinding of subjects prior to cross-over, which may limit the clinical meaningfulness of those data and may require the conduct of additional clinical trials. As such, the results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

We may experience delays in initiating or completing clinical trials and preparing for regulatory submissions. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our current product candidates or any future product candidates, including:

●	delays in our clinical trials and preclinical programs resulting from factors related to the COVID-19 pandemic;
●	regulators or IRBs, ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective clinical trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	clinical trials of any product candidates may fail to show acceptable safety or efficacy, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs or ethics committees may require, that we or our investigators suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of any product candidates may be greater than we anticipate;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the clinical trials;
●	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates; and
●	the FDA, EMA or comparable regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such clinical trials are being conducted, or the FDA, EMA or comparable regulatory authorities, or recommended for suspension or termination by the Data Safety Monitoring Board, DSMB, for such clinical trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or clinical trial site by the FDA, EMA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Risks related to intellectual property

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

We cannot be certain that we are the first to invent any inventions covered by a pending patent application and, if we are not, we could be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products. In addition, some of our patent applications and patents may cover inventions owned jointly by us and our collaborators. There can be no assurance that we and our collaborators will agree upon matters related to patent filing and prosecution strategy required to execute an effective patent strategy or that decisions made by our collaborators will be consistent with our goals for protecting our solely owned intellectual property.

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

Risks related to government regulation

The regulatory approval process for our product candidates in the United States, the European Union and other jurisdictions is currently uncertain and will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.*

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA in the United States, the EMA in the European Union, or EU, and comparable foreign regulatory authorities. We are not permitted to market any product in any jurisdiction until we receive marketing approval from the appropriate regulatory authority. We have not previously submitted an NDA to the FDA, an MAA to the EMA or similar marketing application to comparable foreign regulatory authorities. In the United States, an NDA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. An NDA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-approval inspection.

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
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their respective business associates, independent contractors that perform services for covered entities that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●	the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended, or ACA, and its implementing regulations, which require some manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, of the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As discussed above, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. See “—Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.” At the federal level, the Trump administration’s budget for fiscal year 2020 and budget proposal for fiscal year 2021 contain further drug price control measures that could be enacted during the 2020 legislative session, or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. On March 10, 2020, the U.S. government sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of the proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. It is unclear if, when, and to what extent the Executive Orders and the Draft Guidance may be implemented. The regulatory and market implications of the Executive Orders and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for any products that we may develop and commercialize and could adversely affect our future revenues and prospects for profitability. Additionally, HHS has started the process of soliciting feedback on certain measures and, at the same time, is immediately implementing others under its existing authority. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. See “—Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.”

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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.*

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission, or SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which guidance continues to evolve. In April 2020, the FDA stated that its New Drug Program was continuing to meet program user fee performance goals, but due to many agency staff working on COVID-19 activities, it was possible that the FDA would not be able to sustain that level of performance indefinitely. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. As of July 2020, utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, the FDA is either continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. The FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace, and delays or setbacks are possible in the future. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Risks related to managing business and operations

The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.*

In December 2019, a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, was identified in Wuhan, China. This disease resulting from SARS-CoV-2, or COVID-19, has now become a global pandemic. The outbreak and government measures taken in response have had a significant impact, both directly and indirectly, on businesses and commerce throughout the world generally: worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, our personnel have been continuing their work outside of our offices. While, as of the date of this report, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway, as a result of the pandemic we may experience disruptions that could severely impact research and development timelines and outcomes, including, but not limited to:

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

Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the United Kingdom and the EU are expected to continue in relation to the customs and trading relationship between the United Kingdom and the EU following the expiry of the Transition Period.

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

Risks related to a company’s financial position and need for additional capital

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

Risks related to common stock

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of November 6, 2020, the Company had 48,767,155 shares of common stock outstanding, of which 779,055 shares are restricted share awards subject to future vesting, and of which an aggregate of 21,440,043 shares are subject to lock up agreements entered into by certain shareholders in connection with our recently completed follow-on public offering. These lock up agreements restrict the sale of such shares until January 5, 2021, subject to earlier release with the agreement of the representatives of the underwriters of such offering at their sole discretion.

As of November 6, 2020, approximately 44% of our shares of common stock outstanding are held by directors, executive officers and other affiliates and will be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

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

SPRINGWORKS THERAPEUTICS, INC.

Date: November 12, 2020	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: November 12, 2020	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer