Form 10-Q
period 2021-03-31
SpringWorks Therapeutics, Inc.
filed 2021-05-05
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _ TO _
COMMISSION FILE NUMBER 001-39044
__________________________________
SPRINGWORKS THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
__________________________________

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
_________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s Common Stock as of April 30, 2021 was 49,061,125.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of our ongoing Phase 3 clinical trial of nirogacestat, the timing of our ongoing Phase 2b clinical trial of mirdametinib and the initiation and completion of any other clinical trials and related preparatory work, the expected timing of the availability of results of our clinical trials and the potentially registrational nature of the Phase 3 clinical trial of nirogacestat and the Phase 2b clinical trial of mirdametinib;
•the fact that interim data from a clinical study, such as the interim data of the ReNeu clinical trial, including its interim primary efficacy, safety and tolerability data, may not be predictive of the final results of such study or the results of other ongoing or future studies;
•the potential attributes and benefits of our product candidates;
•our plans to commercialize any of our product candidates that achieve approval either alone or in partnership with others;
•our ability to obtain funding for our operations, including funding necessary to complete further development of our product candidates, and if approved, commercialization;
•the period over which we anticipate our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements;
•the potential for our business development efforts to maximize the potential value of our portfolio;
•our ability to identify, in-license or acquire additional product candidates;
•the ability and willingness of our third-party collaborators to continue research and development activities relating to our product candidates that we are developing as combination therapies;
•our ability to obtain and maintain regulatory approval for our product candidates, and any related restrictions, limitations or warnings in the label of an approved product candidate;
•the potential benefit of Orphan Drug Designation, Fast Track Designation and Breakthrough Therapy Designation for nirogacestat, mirdametinib and any other of our product candidates that may receive one or more of these designations;
•our ability to compete with companies currently marketing or engaged in the development of treatments for desmoid tumors, NF1-PN and other oncology and rare disease indications;
•our expectations regarding our ability to obtain and maintain intellectual property protection or market exclusivity for our product candidates and the duration of such protection;
•our ability and the potential to successfully manufacture our product candidates for preclinical studies, clinical trials and, if approved, for commercial use, the capacity of our current contract manufacturing organizations, or CMOs, to support clinical supply and commercial-scale production for product candidates and our potential election to pursue additional CMOs for manufacturing supplies of drug substance and finished drug product in the future;
•the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in partnership with others;
•the rate and degree of market acceptance of our product candidates, if approved;

•regulatory developments in the United States and foreign countries;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•the success of competing products that are, or may become, available;
•risks associated with the COVID-19 pandemic, which may adversely impact our business, preclinical studies and clinical trials;
•our ability to attract and retain key scientific, medical, commercial and management personnel;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our financial performance; and
•developments and projections relating to our competitors or our industry.
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
We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information provided. Unless otherwise expressly stated, we obtained this industry information, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

SPRINGWORKS THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2021

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SpringWorks Therapeutics, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
(in thousands, except share and per-share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,426	$147,089
Marketable securities	381,985	361,395
Prepaid expenses and other current assets	4,103	4,914
Total current assets	481,514	513,398
Long-term marketable securities	63,631	53,336
Property and equipment, net	1,024	1,075
Operating lease right-of-use assets	1,697	1,944
Equity investment	3,610	3,871
Restricted cash	565	565
Other assets	2,547	2,002
Total assets	$554,588	$576,191
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$2,229	$1,350
Accrued expenses	15,256	14,885
Operating lease liabilities, current	1,244	1,375
Total current liabilities	18,729	17,610
Operating lease liabilities, long-term	1,031	1,359
Other long-term liabilities	131	164
Total liabilities	19,891	19,133
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2021 and December 31, 2020.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 49,024,152 and 48,819,591 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	5	5
Additional paid-in capital	683,029	675,615
Accumulated other comprehensive income	53	41
Accumulated deficit	(148,390)	(118,603)
Total stockholders’ equity	534,697	557,058
Total liabilities and stockholders’ equity	$554,588	$576,191
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(in thousands, except share and per-share data)	2021	2020
Operating expenses:
Research and development	$17,375	$9,727
General and administrative	12,381	6,403
Total operating expenses	29,756	16,130

Loss from operations	(29,756)	(16,130)
Interest and other income:
Other income	3	—
Interest income, net	227	936
Total interest and other income	230	936
Equity investment loss	(261)	(100)
Net loss	$(29,787)	$(15,294)

Net loss per share, basic and diluted	$(0.62)	$(0.37)
Weighted average common shares outstanding, basic and diluted	48,229,539	41,789,120
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net loss	$(29,787)	$(15,294)
Changes in other comprehensive income:
Unrealized gain on marketable securities, net	12	—
Total changes in other comprehensive income	$12	$—
Comprehensive loss	(29,775)	(15,294)
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount
Balance at December 31, 2019	43,006,077	4	395,097	—	(73,029)	322,072
Stock-based compensation expense			1,350			1,350
Forfeitures of restricted stock awards	(5,228)					—
Exercise of stock options	2,884		6			6
Net loss					(15,294)	(15,294)
Balance at March 31, 2020	43,003,733	4	396,453	—	(88,323)	308,134

Balance at December 31, 2020	48,819,591	5	675,615	41	(118,603)	557,058
Stock-based compensation expense			7,055			7,055
Issuance of restricted stock awards	145,535	—				—
Exercise of stock options	59,026		359			359
Other comprehensive income, net of tax				12		12
Net Loss					(29,787)	(29,787)
Balance at March 31, 2021	49,024,152	5	683,029	53	(148,390)	534,697
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating activities
Net loss	$(29,787)	$(15,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	110	70
Non-cash operating lease expense	257	263
Stock compensation expense	7,055	1,350
Equity investment loss	261	100
Changes in operating assets and liabilities
Prepaid expenses and other current assets	697	1,142
Other assets	(545)	(281)
Accounts payable	879	(1,037)
Accrued expenses	357	(2,358)
Lease liability	(355)	(353)
Other long-term liabilities	(33)	—
Net cash used in operating activities	(21,104)	(16,398)
Investing activities
Capital expenditures	(45)	(160)
Purchases of marketable securities	(86,373)	—
Proceeds from sale and maturity of debt securities	55,500	—
Net cash used in investing activities	(30,918)	(160)
Financing activities
Proceeds from stock option exercises	359	6
Net cash provided by financing activities	359	6
Net increase (decrease) in cash and cash equivalents	(51,663)	(16,552)
Cash and cash equivalents including Restricted cash, beginning of period	147,654	328,192
Cash and cash equivalents including Restricted cash, end of period	95,991	311,640
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
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $148.4 million and $118.6 million, and working capital of $462.8 million and $495.8 million, as of March 31, 2021 and December 31, 2020, respectively. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.
The Company had cash, cash equivalents and marketable securities of $541.0 million and $561.8 million as of March 31, 2021 and December 31, 2020, respectively. Based on the Company's cash, cash equivalents and marketable securities as of March 31, 2021, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of the disease associated with the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the periods presented due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.
2. Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC, and should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, research and development expenses and the valuation of stock-based compensation awards. Management bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions. On an ongoing basis, management evaluates its estimates, and adjusts those estimates and assumptions when facts or circumstances change. Changes in estimates are recorded in the period in which they become known.

Research and Development Expenses
In accordance with ASC 730, “Research and Development”, expenditures for clinical development, including upfront licensing fees and milestone payments associated with products that have not yet been approved by the U.S. Food and Drug Administration, are charged to research and development expense as incurred. These expenses consist of expenses incurred in performing development activities, including salaries and benefits, stock-based compensation expense, preclinical expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Expenses incurred for certain research and development activities, including expenses associated with particular activities performed by contract research organizations, investigative sites in connection with clinical trials and contract manufacturing organizations, are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to the Company by its vendors on actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of expense recognition. Expenses for research and development activities incurred that have yet to be invoiced by the vendors that perform the related activities are reflected in the consolidated financial statements as accrued research and development expenses. Advance payments for goods or services to be received in the future for research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
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
Recently Adopted Accounting Pronouncements
In 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes. ASU 2019-12 became effective for the Company on January 1, 2021. The adoption of ASU 2019-12 did not have a significant impact on the Company’s consolidated financial statements.
3. Marketable Securities
The following table summarizes the Company’s available-for-sale marketable securities as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. Government securities	$170,392	$61	$—	$170,453
Corporate debt securities	79,464	4	(25)	79,443
Commercial paper	132,089	—	—	132,089
Long-term investments:
U.S. Government securities	53,219	18	—	53,237
Corporate debt securities	10,399	—	(5)	10,394
Total	$445,563	$83	$(30)	$445,616

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. Government securities	$157,079	$24	$(1)	$157,102
Corporate debt securities	74,773	2	(10)	74,765
Commercial paper	129,528	—	—	129,528
Long-term investments:
U.S. Government securities	53,310	26	—	53,336
Total	$414,690	$52	$(11)	$414,731
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities and commercial paper.
The Company’s available-for-sale securities classified as short-term marketable securities in the condensed consolidated balance sheets mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of March 31, 2021, the Company did not hold any investments with maturity dates greater than five years.
As of, and for the three months ended March 31, 2021, the Company did not have any allowance for credit losses or impairments of its marketable securities.
4. Fair Value Measurements
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
The fair value hierarchy is based on inputs to valuation techniques used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions.
As of March 31, 2021 and December 31, 2020, the Company's financial assets and liabilities recognized at fair value on a recurring basis consisted of the following:

	As of March 31, 2021
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$73,022	$73,022	$—	$—
Short-term investments:
U.S. Government securities	170,453	170,453	—	—
Corporate debt securities	79,443	—	79,443	—
Commercial paper	132,089	—	132,089	—
Long-term investments:
U.S. Government securities	53,237	53,237	—	—
Corporate debt securities	10,394	—	10,394	—
Total	$518,638	$296,712	$221,926	$—

	As of December 31, 2020
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$107,723	$107,723	$—	$—
Short-term investments:
U.S. Government securities	157,102	157,102	—	—
Corporate debt securities	74,765	—	74,765	—
Commercial paper	129,528	—	129,528	—
Long-term investments:
U.S. Government securities	53,336	53,336	—	—
Total	$522,454	$318,161	$204,293	$—
As of March 31, 2021 and December 31, 2020, the Company’s financial assets measured at fair value on a recurring basis using a market approach included cash equivalents, which consist of money market funds, and marketable securities, which consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities and commercial paper.
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
5. Investment and Variable Interest Entity
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
As of March 31, 2021, the Company’s ownership interest in MapKure was 38.9%. In addition to the Company’s equity ownership in MapKure, the Company has appointed a member to each of MapKure’s joint steering committee and board of directors. The Company also contributes to clinical development and other operational activities for BGB-3245 through a service agreement with MapKure.
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
The Company recognized an equity loss of $0.3 million and $0.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The Company’s ownership interest in MapKure is included in “Equity method investments” in the condensed consolidated balance sheets. The balance of the Company’s investment was $3.6 million as of March 31, 2021, representing the maximum exposure to loss as a result of the Company’s involvement with MapKure.
6. Accrued Expenses
Accrued expenses consists of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Accrued professional fees	$889	$827
Accrued compensation and benefits	1,920	5,834
Accrued research and development	11,789	7,922
Accrued other	658	302
Total accrued expenses	$15,256	$14,885

7. Commitments and Contingencies
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

Leases

Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of March 31, 2021 are as follows:

(in thousands)	Operating Leases
2021	$916
2022	1,297
2023	135
2024 and thereafter	—
Total lease payments	2,348
Less: imputed interest	(73)
Present value of lease liabilities	$2,275

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
As of March 31, 2021, there was no litigation or contingency with at least a reasonable possibility of a material loss.
8. Stock-Based Compensation
2019 Equity Incentive Plan
The 2019 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares reserved for issuance under the 2019 Equity Incentive Plan is cumulatively increased each January 1 by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee. Effective January 1, 2021, the number of shares reserved for issuance under the 2019 Equity Incentive Plan was increased by 2,440,980 shares.
The terms of stock options and restricted stock awards, including vesting requirements, are determined by the Board of Directors or its delegates, subject to the provisions of the 2019 Equity Incentive Plan. Stock option awards granted by the Company generally vest over four years and restricted stock awards granted by the Company generally vest over three years.
As of March 31, 2021, there were 5,306,612 shares available for issuance in connection with future awards under the 2019 Equity Incentive Plan.
Stock-Based Awards
During the three months ended March 31, 2021, the Company granted 1,245,580 stock option awards and 145,535 restricted stock awards to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the three months ended March 31, 2021, 146,162 restricted stock awards previously issued to employees of the Company vested, and 59,026 stock options were exercised.
As of March 31, 2021, there were 1,694,896 stock options vested and exercisable. In June 2019, the Company’s CEO received an award of 176,411 stock options, or the 2019 CEO Performance Award. During the quarter ended March 31, 2021, 84,527 options of the CEO Performance Award became exercisable upon the satisfaction of the market condition applicable to this award.
Stock-based compensation expense included in general and administrative expense, and research and development expense, for the three months ended March 31, 2021 was $4.8 million and $2.3 million, respectively, and $1.0 million and $0.4 million, respectively, for the three months ended March 31, 2020.
As of March 31, 2021, the unrecognized compensation expense related to unvested stock options and restricted stock awards was $86.2 million and $10.0 million, which is expected to be recognized over a weighted-average remaining period of approximately 2.92 and 1.19 years, respectively.
As of March 31, 2021, the Company had 5,692,100 stock options outstanding and 686,241 unvested restricted stock awards.
9. Net Loss per Share
Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potentially dilutive securities not included in the computation of the diluted net loss per share for the periods ended March 31, 2021 and 2020, because to do so would be anti-dilutive:

	As of March 31,
	2021	2020
Common stock options issued and outstanding	5,692,100	4,349,449
Restricted stock subject to future vesting	686,241	1,136,760
Total potentially dilutive securities	6,378,341	5,486,209

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of SpringWorks Therapeutics, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, or 2020 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 25, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including under Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements”. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
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
Our most advanced product candidate, nirogacestat, is an oral, small molecule gamma secretase inhibitor currently in development for the treatment of desmoid tumors, a rare and often debilitating and disfiguring soft tissue tumor for which there are currently no therapies approved by the U.S. Food and Drug Administration, or FDA. We believe nirogacestat may address the significant limitations associated with existing treatment options and has the potential to become the first therapy approved by the FDA for both newly diagnosed and previously treated desmoid tumors. Since we licensed nirogacestat from Pfizer Inc., or Pfizer, in August 2017, the FDA has granted us Orphan Drug Designation, Fast Track Designation and Breakthrough Therapy Designation for this indication, and the European Commission granted Orphan Drug Designation to nirogacestat for the treatment of soft tissue sarcoma. In May 2019, we announced the initiation of the DeFi trial, a potentially registrational Phase 3 clinical trial of nirogacestat for adult patients with desmoid tumors, and in July 2020, we announced full enrollment of the DeFi trial. We expect to report topline data from this trial in the second half of 2021. The primary endpoint for the DeFi trial is progression free survival, defined as the time from randomization until the date of assessment of radiographic progression as measured by RECIST v1.1, the date of assessment of clinical progression or death by any cause. Radiographic or clinical progression are determined by blinded independent central review. In addition to the ongoing DeFi trial, a Phase 2 clinical trial was initiated in collaboration with the Children’s Oncology Group, or COG, in September 2020, to evaluate nirogacestat for the treatment of pediatric patients with desmoid tumors.

Our second product candidate is mirdametinib, an oral, small molecule MEK inhibitor currently in development for the treatment of neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN, a rare tumor of the peripheral nerve sheath that causes significant pain and disfigurement, and that most often manifests in children. We believe that mirdametinib has the potential to offer a best-in-class profile in order to enable the long-term treatment required for this patient population, as compared to other MEK inhibitors. As with nirogacestat, we licensed mirdametinib from Pfizer in August 2017; since then, the FDA has granted mirdametinib both Orphan Drug Designation and Fast Track Designation for NF1-PN, and the European Commission has granted mirdametinib Orphan Drug Designation for NF1. In October 2019, we announced the initiation of the ReNeu trial, a potentially registrational Phase 2b clinical trial of mirdametinib for pediatric and adult patients with NF1-PN. In February 2021, we reported interim clinical data from the first 20 adult patients enrolled in the Phase 2b ReNeu trial. We expect to complete enrollment of the trial in the second half of 2021.

In addition to our late-stage programs in rare oncology indications, we have expanded our portfolio to develop targeted therapies for the treatment of highly prevalent hematologic malignancies and genetically defined metastatic solid tumors. To advance this strategy, we are taking a precision medicine approach in collaboration with industry leaders. In hematologic malignancies, we have announced collaborations with GlaxoSmithKline, Janssen Biotech, Inc., Pfizer, Allogene Therapeutics, Inc., and Precision BioSciences, Inc., to develop novel combination regimens of nirogacestat alongside our collaborators’ B-cell maturation antigen, or BCMA, directed therapies for the treatment of multiple myeloma. In addition to our industry collaborations with leading BCMA-directed therapy developers, we are working with the Fred Hutchinson Cancer Research Center, or Fred Hutch, to further explore nirogacestat’s ability to potentiate BCMA-directed therapies as part of a sponsored research agreement. In genetically defined metastatic solid tumors, our current efforts center on the mitogen activated protein kinase, or MAPK, pathway. In collaboration with BeiGene, Ltd., or BeiGene, we are exploring the combination of mirdametinib with BeiGene’s lifirafenib in RAS mutated and other MAPK aberrant cancers. In addition, we are exploring the use of BGB-3245 in a distinct set of genetically defined BRAF mutated tumors via MapKure, LLC, or MapKure, an entity jointly owned by us and BeiGene.

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
COVID-19 Impact
In December 2019, a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, was identified in Wuhan, China. On March 11, 2020, the World Health Organization designated the outbreak of COVID-19, the disease associated with SARS-CoV-2, as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter- in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Since the onset of the COVID-19 pandemic, we have undertaken a number of business continuity measures to mitigate potential disruption to our operations and in order to preserve the integrity of our research and development programs. To date, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway; however, as a result of the pandemic we may experience disruptions that could impact our research and development timelines and outcomes. We will continue to evaluate the impact of the COVID-19 pandemic, along with the impact of emerging variants, on our business. While the extent to which COVID-19 impacts our future results will depend on future developments, it is possible that the global pandemic and its associated economic impacts could result in a material impact to our business, future financial condition, results of operations and cash flows.
Based on our cash, cash equivalents and marketable securities balance as of March 31, 2021, of $541.0 million, management estimates that its current liquidity position will enable it to meet operating expenses through at least 2022. For further details on our liquidity position, see the "Results of Operations."
Components of our results of operations
Revenue

We have not generated, and do not expect to generate in the near future, any commercial revenue from the sale of products, if at all. If our development efforts for our current product candidates or additional product candidates that we may develop in the future are successful and can be commercialized, we may generate revenue in the future from product sales. We may enter into collaboration and license agreements from time to time that provide for certain payments due to us. Accordingly, we may generate revenue from such collaboration or license agreements in the future.
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
•expenses incurred under agreements with third-party contract research organizations, or CROs, investigative clinical trial sites, academic institutions and consultants that conduct research and development activities on our behalf or in collaboration with us;
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
Interest and other income
Interest and other income consists primarily of interest income. Interest income consists of interest earned on our cash, cash equivalents and available-for-sale marketable securities.

Results of Operations
Comparison of the three months ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Operating Expenses:
Research and development	$17,375	$9,727	$7,648	79%
General and administrative	12,381	6,403	5,978	93%
Total operating expenses	29,756	16,130	13,626	84%
Loss from operations	(29,756)	(16,130)	(13,626)	84%
Interest and other income:
Interest income, net	227	936	(709)	(76)%
Other income	3	—	3	100%
Total interest and other income	$230	$936	$(706)	(75)%
Equity investment loss	(261)	(100)	(161)	161%
Net loss	$(29,787)	$(15,294)	$(14,493)	95%
Research and Development
Research and development expense increased by $7.6 million to $17.4 million for the three months ended March 31, 2021 from $9.7 million for the three months ended March 31, 2020, an increase of 79%.
The increase in research and development expense was attributable to a $4.7 million increase in external costs related to drug manufacturing and trial costs, and a $2.9 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel and an increase in stock-based compensation expense.
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
General and Administrative
General and administrative expense was $12.4 million for the three months ended March 31, 2021, an increase of $6.0 million from $6.4 million for the three months ended March 31, 2020.
The increase in general and administrative expense was primarily attributable to the hiring of additional personnel in our general and administrative functions, as we continued to expand our operations to support the organization, and an increase in stock-based compensation expense.
Interest and Other Income
The decrease in interest and other income was driven by a decrease in interest income, net, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease was attributable to a significant decline in interest rates which drove a lower return on cash, cash equivalents and marketable securities for the three months ended March 31, 2021.
Equity Investment Loss
The $0.3 million and $0.1 million equity investment losses for the three months ended March 31, 2021 and March 31, 2020, respectively, were attributable to the Company’s share of the losses from the MapKure investment, which is accounted for using the equity method of accounting.

Liquidity and Capital Resources
Sources of Liquidity
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $29.8 million and $15.3 million for the three months ended March 31, 2021 and 2020, respectively. We had an accumulated deficit of $148.4 million and $118.6 million as of March 31, 2021 and December 31, 2020, respectively. Based on our cash, cash equivalents and marketable securities balances as of March 31, 2021, management estimates that our liquidity position will enable it to meet operating expenses through at least twelve months after the date that this Quarterly Report is filed. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. Government securities and commercial paper.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	(21,104)	(16,398)
Net cash used in investing activities	(30,918)	(160)
Net cash provided by financing activities	359	6
Net increase in cash and cash equivalents	(51,663)	(16,552)
Cash and cash equivalents, beginning of period	147,654	328,192
Cash and cash equivalents, end of period	$95,991	$311,640
Net Cash Used in Operating Activities
Net cash used in operating activities was $21.1 million for the three months ended March 31, 2021, which was driven by a net loss of $29.8 million offset by stock-based compensation of $7.1 million, a net increase from changes in operating assets and liabilities of $1.0 million, non-cash operating lease expense of $0.3 million and an equity investment loss of $0.3 million. Net cash used in operating activities was $16.4 million for the three months ended March 31, 2020, driven by a net loss of $15.3 million and a net decrease from changes in operating assets and liabilities of $2.9 million, offset by stock-based compensation of $1.4 million, non-cash operating lease expense of $0.3 million and an equity investment loss of $0.1 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $30.9 million and $0.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Net cash used in investing activities for the three months ended March 31, 2021 related to the purchase of available-for-sale debt securities of $86.4 million and capital expenditures of $0.1 million, offset by the proceeds from the sale and maturity of available-for-sale debt securities of $55.5 million. Net cash used in investing activities for the three months ended March 31, 2020 was related to capital expenditures of $0.2 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 and March 31, 2020 consisted of proceeds from stock option exercises.
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

Our future funding requirements will depend on many factors, including the following:
•the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including the DeFi trial and the ReNeu trial;
•the clinical development plans we establish for our product candidates;
•the number and characteristics of product candidates that we develop;
•the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency, and other comparable foreign regulatory authorities;
•the terms of our existing and any future license or collaboration agreements we may choose to enter into, including the amount of upfront, milestone and royalty obligations;
•the other costs associated with in-licensing new technologies, such as any increased costs of research and development and personnel;
•the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•the effect of competing technological and market developments;
•the cost and timing of completion of commercial-scale outsourced manufacturing activities;
•the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and
•the degree of commercial success achieved following the successful completion of development and regulatory approval activities for a product candidate.
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
Contractual Obligations
During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2020 Form 10-K.
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
Critical Accounting Policies and Use of Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, research and development expense and the valuation of stock-based compensation awards. We base our estimates on historical experience, known trends and other market-specific or relevant factors that we believe to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions. On an ongoing basis, we evaluate our estimates, and adjust those estimates and assumptions when facts or circumstances change. Changes in estimates are recorded in the period in which they become known.
Accrued Research and Development Expenses
Research and development expenditures for clinical development, including upfront licensing fees and milestone payments associated with products that have not yet been approved by the FDA, are charged to research and development expense as incurred. These expenses consist of expenses incurred in performing development activities, including salaries and benefits, stock-based compensation expense, preclinical expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Expenses incurred for certain research and development activities, including expenses associated with particular activities performed by CROs, investigative sites in connection with clinical trials and contract manufacturing organizations, are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to us by our vendors for actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of expense recognition. Expenses for research and development activities incurred that have yet to be invoiced by the vendors that perform the related activities are reflected in the consolidated financial statements as accrued research and development expenses. Advance payments for goods or services to be received in the future for research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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
American Rescue Plan
As a follow-up to the CARES Act, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021 and includes several provisions intended to shore up the Patient Protection and Affordable Care Act, as amended, or ACA, including lower premiums for insurance purchased through the exchange marketplace, premium tax credits for insurance purchased by individuals on the exchange marketplace and providing significant subsidies for states that have not yet expanded their Medicaid programs under the ACA. These changes as well as other administrative changes such as extending enrollment periods for 2021 and increasing navigator funding for 2021 may decrease the uninsured patient populations while increasing enrollment from higher reimbursed commercial insurance to lower reimbursed exchange marketplace coverage. Although it is too early to determine the likely cumulative effect of these changes, such changes could impact our revenue depending on the number of covered individuals.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We had cash, cash equivalents and marketable securities of $541.0 million and $561.8 million as of March 31, 2021 and December 31, 2020, respectively, which consisted of bank deposits, highly liquid money market funds and investments in high-quality, highly liquid available-for-sale debt securities. Historical fluctuations in interest rates have not been significant for us. We had no outstanding debt as of March 31, 2021. Due to the short-term maturities of our cash equivalents and the high-quality, highly liquid nature of our available-for-sale debt marketable securities, an immediate one percentage point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are composed of U.S. Treasury and

U.S. Treasury-backed repurchase agreements, short-term U.S. Treasury securities and investments in high-quality, highly liquid available-for-sale debt securities including corporate debt securities, government-sponsored enterprise securities and commercial paper. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the Securities and Exchange Commission, or the SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Those risk factors below denoted with an “*” are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

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
Risks related to our research and development
•Our business is highly dependent on the success of our lead product candidates, nirogacestat and mirdametinib, as well as other product candidates we may develop. If we are unable to successfully complete clinical development of, obtain regulatory approval for or commercialize our product candidates, or if we experience delays in doing so, our business will be materially harmed.
•We were not involved in the early development of our lead product candidates or in the development of third-party agents used in combination with our product candidates; therefore, we are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical and clinical trials for our product candidates.
•If our clinical trials fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.
•Interim “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available, are not necessarily predictive of the final results of the completed study or the results of other ongoing or future studies and are subject to audit and verification procedures that could result in material changes to the final data.
•As an organization, we have never successfully completed any registrational clinical trials, and we may be unable to do so for any product candidates we may develop.
•We expect to develop nirogacestat and mirdametinib, and potentially future product candidates, in combination with other therapies, and safety or supply issues with combination use products may delay or prevent development and approval of such product candidates.
•If we encounter difficulties enrolling patients in any of our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•The target patient populations of nirogacestat for the treatment of desmoid tumors and mirdametinib for the treatment of NF1-PN are small and have not been definitively determined, and if our estimates of the number of treatable patients is lower than expected, our potential revenues from sales of our product candidates, if approved, and our ability to achieve profitability would be compromised.
Risks related to our reliance on third parties
•We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for, or commercialize, any potential product candidates.
•Because we rely on third-party manufacturing and supply partners, our supply of preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.
•We have not yet manufactured on a commercial scale and expect to rely on third parties to produce and process commercial quantities of our product candidates, if approved.
•We are dependent on a small number of suppliers for some of the materials used to manufacture our product candidates, and on one company for the manufacture of the active pharmaceutical ingredient for each of our product candidates.
•Our existing and future collaborations will be important to our business. If we are unable to maintain our existing collaborations or enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected. In addition, our collaborators have broad discretion in many aspects of their performance of collaboration activities and they may take actions with which we do not agree.

Risks related to our intellectual property
•We depend on intellectual property licensed from third parties, including from Pfizer Inc., or Pfizer, for our lead product candidates, and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
•If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are important to our business.
Risks related to government regulation
•We have been granted Orphan Drug Designation for nirogacestat and mirdametinib and may seek Orphan Drug Designation for other product candidates, but we may be unable to obtain or maintain such designation or the benefits associated with such designation, including the potential for market exclusivity, which may negatively impact our financial performance.
•A portion of our manufacturing of our lead product candidates takes place in China, with additional capacity sourced from India, through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China could materially adversely affect our business, financial condition and results of operations.*
Risks related to managing our business and operations
•We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
•We have no history of commercializing marketed products. Building our commercialization capabilities will require a significant investment of time and money. There can be no assurance that we will successfully set up our commercialization capabilities.
•We do not have the internal research capabilities required to independently discover new product candidates, and we plan to execute our growth strategy by identifying and in-licensing or acquiring additional product candidates that have been discovered and initially developed by others. We may not be successful in executing our growth strategy or such growth strategy may not deliver the anticipated results.
•Our current operations are concentrated in two locations, and we or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Risks related to our financial position and need for additional capital
•We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses in the future.
•We have a limited operating history, which may make it difficult to evaluate our prospects and likelihood of success.*
•We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of our product candidates.
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
Risks related to our common stock
•We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.
•Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
•Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
•Our bylaws designate certain specified courts as the sole and exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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
We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:
•our inability to demonstrate to the satisfaction of the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities that our product candidates are safe and effective;
•insufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•negative or inconclusive results from our preclinical studies, clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;
•product-related adverse events experienced by subjects in our clinical trials or by individuals using drugs or therapeutic biologics similar to our product candidates;
•delays in submitting an Investigational New Drug application, or IND, or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory authorities regarding the scope or design of our clinical trials;
•poor effectiveness of our product candidates during clinical trials;
•better than expected performance of control arms, such as placebo groups, which could lead to negative or inconclusive results from our clinical trials;
•delays in enrolling subjects in clinical trials;
•high drop-out rates of subjects from clinical trials;
•inadequate supply or quality of product candidates or other materials necessary for the conduct of our clinical trials;
•greater than anticipated clinical trial or manufacturing costs;
•unfavorable FDA, EMA or comparable regulatory authority inspection and review of a clinical trial site;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our therapies in particular; or
•varying interpretations of data by the FDA, EMA and comparable foreign regulatory authorities.
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
Interim “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available, are not necessarily predictive of the final results of the completed study or the results of other ongoing or future studies and are subject to audit and verification procedures that could result in material changes to the final data.

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
We will need to successfully complete registrational clinical trials in order to obtain the approval of the FDA, EMA or comparable foreign regulatory authorities to market any product candidates. Carrying out clinical trials, including later-stage registrational clinical trials, is a complicated process. As an organization, we have not previously completed any registrational clinical trials. In order to do so, we will need to build and expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a New Drug Application, or NDA, submission and approval of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approval of any product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.
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
Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or comparable foreign regulatory authorities outside of the United States, or U.S., could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA, EMA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.
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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:
•the patient eligibility and exclusion criteria defined in the protocol;
•the size of the patient population required for analysis of the clinical trial’s primary endpoints;
•delays in our research programs or clinical supply chain resulting from factors related to the COVID-19 pandemic;
•the proximity of patients to clinical trial sites;
•the design of the clinical trial;

•our ability to recruit clinical trial investigators with the appropriate competencies and experience, and the ability of these investigators to identify and enroll suitable patients;
•perception of the safety profile of our product candidates;
•our ability to obtain and maintain patient consents; and
•the risk that patients enrolled in clinical trials will drop out of the trials before completion.
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
Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:
•an inability to initiate or continue clinical trials of product candidates under development;
•delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
•loss of the cooperation of an existing or future collaborator;
•subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
•requirements to cease distribution or to recall batches of our product candidates; and
•in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.
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
An important part of our strategy is to evaluate and, as deemed appropriate, extend our current, or enter into additional, partnerships in the future, including potentially with major biopharmaceutical companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we have entered into collaborations with other companies to provide us with important technologies in order to more fully develop our product candidates and we may enter into collaborations with other companies to provide us with important technologies or funding for our programs.
Any current or future collaborations we may extend or enter into may pose a number of risks, including the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply;
•collaborators may not perform their obligations as expected;
•collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•for collaborations involving combination therapies that have not yet been tested together, treatment-emergent adverse events may be unforeseen and may negatively impact the monotherapy development of our product candidates;
•product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
•collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•collaborations may be terminated by the collaborator, and, if terminated, we could lose license rights to the applicable product candidates or could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Under our collaboration agreement with BeiGene, the combination of mirdametinib and lifirafenib is being evaluated in a Phase 1b/2 clinical trial. Additionally, under our five collaboration agreements with industry leading BCMA-directed therapy developers, the combination of nirogacestat and the BCMA-directed therapy of each such developer is being evaluated in relapsed or refractory multiple myeloma patients. Under these existing collaboration arrangements, upon completion of the relevant clinical trials, we and our collaboration partner will have the opportunity to negotiate in good faith to provide for the expansion of the respective clinical collaboration and the potential establishment of a commercial relationship. However, our partners have no obligation to continue development of the combination products, regardless of the applicable clinical trial results. We also jointly formed MapKure with BeiGene for the development of BGB-3245, and although we contribute to clinical development and other operational activities and have representation on MapKure’s Board Of Directors and Joint Steering Committee, we do not control the development process. MapKure may pursue a development plan that differs from our expectations, which may or may not be successful.
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
Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patent and other rights to third parties under collaborative development relationships;

•our diligence obligations with respect to the use of licensed technology in relation to our development and commercialization of our product candidates and what activities satisfy those diligence obligations; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.
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
We are a party to license agreements pursuant to which we in-license key patents for our product candidates. At the time we began our operations in August 2017, we entered into four license agreements with Pfizer, including a license agreement for each of our lead product candidates, nirogacestat and mirdametinib, both of which agreements were amended and restated in 2019. Each of our existing licenses imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. While we assigned the Pfizer license agreement covering our FAAH inhibitor program in connection with the sale of that program to Jazz Pharmaceuticals Ireland Limited, or Jazz, in October 2020, there can be no assurance that Jazz will comply with the terms of such license, which could result in its termination and our inability to recover that asset as a remedy for a potential material breach of Jazz’s obligations to us in connection with such sale.
We may have limited control over the maintenance and prosecution of these in-licensed rights, activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than they would have been had we conducted them ourselves.
Risks related to government regulation
We have been granted Orphan Drug Designation for nirogacestat and mirdametinib and may seek Orphan Drug Designation for other product candidates, but we may be unable to obtain or maintain such designation or the benefits associated with such designation, including the potential for market exclusivity, which may negatively impact our financial performance.
Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs and therapeutic biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or therapeutic biologic as an orphan drug if it is a drug or therapeutic biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the U.S. In the U.S., Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. Such a designation, however, may be revoked by the FDA in certain circumstances, such as if the agency finds that the applicant’s request for designation request omitted material information required under the Orphan Drug Act and its implementing regulations. If a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, or Biologics License Application, or BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.
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
A portion of our manufacturing of our lead product candidates takes place in China, with additional capacity sourced from India, through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China could materially adversely affect our business, financial condition and results of operations.*
We currently contract manufacturing operations to third parties, and clinical quantities of our lead product candidates are manufactured by these third parties outside the U.S., including in China, with additional capacity sourced from India. We expect to continue to use such third-party manufacturers for such product candidates. Any disruption in production or inability of our manufacturers in those countries to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since certain of these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currencies in China and India. Future appreciation of the local currencies could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in such countries.
Risks related to managing our business and operations
We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2021, we had 98 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect we will need additional managerial, clinical, manufacturing, medical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:
•recruiting, integrating, retaining and motivating additional employees;
•managing our development efforts effectively, including the clinical, manufacturing and quality review process for our product candidates, while complying with our contractual obligations to contractors, collaboration partners and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
Research programs and business development efforts to identify new product candidates require substantial technical, financial and human resources, and we currently have limited internal drug discovery and preclinical research and development capabilities. In-licensing and acquiring product candidates or development programs often requires significant payments and expenses and may consume valuable resources. We will need to devote a substantial amount of time and personnel to develop and commercialize any in-licensed or acquired technology or product candidate, in addition to doing so for our existing product candidates. Our business development efforts or acquisition or licensing attempts may fail to yield additional complementary or successful product candidates for clinical development and commercialization for a number of reasons, including the following:

•our identification or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates with a high probability of success for development progression;
•we may not be able or willing to assemble sufficient resources or expertise to identify and in-license or acquire additional product candidates;
•for product candidates we seek to in-license or acquire, we may not be able to agree to acceptable terms with the licensor or owner of those product candidates;
•any product candidates that we do in-license or acquire may not succeed in preclinical studies or clinical trials;
•we may not succeed in formulation or process development of such in-licensed or acquired product candidates;
•such in-licensed or acquired product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unlikely to receive regulatory approval or be unmarketable if approved;
•competitors may develop alternatives that render such in-licensed product candidates obsolete or less attractive;
•in-licensed or acquired product candidates may be covered by third parties’ patents or other exclusive rights that we may not be able to access;
•in-licensed or acquired product candidates that we develop may not allow us to best make use of our expertise and our development and commercial infrastructure as currently expected;
•the market for a product candidate that we in-license or acquire may change during the course of our development of the product candidate so that such product candidate may become unreasonable to continue to develop;
•a product candidate that we in-license or acquire may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•a product candidate that we in-license or acquire may not be accepted as safe and effective by patients, the medical community or third-party payors.
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
Our current headquarters are located in Stamford, Connecticut. Our development operations are currently located in Durham, North Carolina. We currently outsource our manufacturing operations to third parties, and clinical quantities of our product candidates are manufactured by these third parties outside the U.S., including in Canada, China, France and India. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions.
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

We have incurred significant net losses in each reporting period since our inception. To date, we have financed our operations principally through equity financings. We have derived all of our revenue from the nonrefundable upfront payment we received under the Jazz asset purchase and license agreement and we do not have any products approved for commercial sale or sources of recurring revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue from them. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each annual period since our inception. Our net losses were $29.8 million and $15.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $148.4 million and $118.6 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, including our lead product candidates, nirogacestat and mirdametinib, and any future product candidates.
We anticipate that our expenses will increase substantially if, and as, we:
•advance the development of our lead product candidates, nirogacestat and mirdametinib, through potentially registrational clinical trials and potentially for other indications;
•advance our development programs for our other product candidates through clinical development and into later-stage clinical development;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•invest in or in-license other technologies or product candidates for further preclinical and clinical development;
•hire additional personnel, including clinical, quality control, scientific, medical, business development and finance personnel, and continue to build our infrastructure;
•expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
•maintain, expand and protect our intellectual property portfolio; and
•establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with third parties.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development and clinical trials of our product candidates to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of March 31, 2021, we had $541.0 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development and obtain regulatory approval of our product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
Our future funding requirements will depend on many factors, including, but not limited to:
•the initiation, progress, timing, costs and results of clinical trials for our product candidates; including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic or other causes;
•the clinical and preclinical development and manufacturing plans we establish for these product candidates;
•the number and characteristics of product candidates that we develop or in-license;
•the cost of identifying and evaluating potential product candidates for acquisition or license, including the cost of preclinical activities or clinical activities;
•the terms of any collaboration or licensing agreements we may choose to enter into;
•the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA, and other comparable foreign regulatory authorities;
•the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•the effect of competing technological and market developments;
•the cost and timing of completion of commercial-scale manufacturing activities; and
•the degree of commercial success achieved following the successful completion of development and regulatory approval activities for a product candidate.
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
Our executive officers, directors and their affiliates and holders of more than 5% of our common stock beneficially hold, in the aggregate, as of March 31, 2021, approximately 54.8% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are in their best interest as one of our stockholders.
Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
Our amended and restated certificate of incorporation, or the certificate of incorporation, and amended and restated bylaws, as further amended, or the bylaws, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer or by a majority of the total number of authorized directors;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and the authority of the board of directors to issue convertible preferred stock on terms determined by the board of directors without stockholder approval and which convertible preferred stock may include rights superior to the rights of the holders of common stock.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our certificate of incorporation and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing or cause us to take other corporate actions they desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
Our bylaws designate certain specified courts as the sole and exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or the Chancery Court, will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the District of Connecticut will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Federal Forum Provision. Our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
Successful completion of clinical trials is a prerequisite to submitting an NDA to the FDA, a Marketing Authorization Application, or MAA, to the EMA and similar marketing applications to comparable foreign regulatory authorities for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates.
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
We may experience delays in initiating or completing clinical trials and preparing for regulatory submissions. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our current product candidates or any future product candidates, including:
•delays in our clinical trials and preclinical programs resulting from factors related to the COVID-19 pandemic;
•regulators or Institutional Review Boards, or IRBs, ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective clinical trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•clinical trials of any product candidates may fail to show acceptable safety or efficacy, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
•the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•we may elect to, or regulators, IRBs or ethics committees may require, that we or our investigators suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•the cost of clinical trials of any product candidates may be greater than we anticipate;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the clinical trials;
•reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates; and
•the FDA, EMA or comparable regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.
We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such clinical trials are being conducted, or the FDA, EMA or comparable regulatory authorities, or recommended for suspension or termination by the Data Safety Monitoring Board, DSMB, for such clinical trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or clinical trial site by the FDA, EMA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
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
Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons including:
•clinical trial results may show the product candidates to be less effective than expected (for example, a clinical trial could fail to meet its primary or key secondary endpoint(s)) or to have unacceptable side effects or toxicities;
•failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by patients who fail the trial screening process, slow enrollment in clinical trials, patients dropping out of trials, patients lost to follow-up;
•length of time to achieve trial endpoints, additional time requirements for data analysis or NDA preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data (such as long-term toxicology studies) or unexpected safety or manufacturing issues;
•preclinical study results may show the product candidate to be less effective than desired or to have harmful side effects;
•supply issues, manufacturing costs and formulation issues, including our inability to successfully combine our product candidates with other therapies;
•post-marketing approval requirements; and
•the proprietary rights of others and their competing products and technologies that may prevent our product candidates from being commercialized.
The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one product candidate to the next and from one country to the next and may be difficult to predict.
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
In addition, if any of our product candidates receive marketing approval, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration and will need to continue to comply (or ensure that our third-party providers comply) with cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, there is always the risk that we, a regulatory authority or a third party might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates post-approval could adversely affect our business, financial condition and results of operations.
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
Efforts to identify and pursue new product candidates and disease targets require substantial technical, financial and human resources, regardless of whether they are ultimately successful. We currently rely on third parties, including current and future collaborators, to perform all of our research and preclinical activities. Programs may initially show promise in preclinical studies, yet fail to yield positive results during clinical development for a number of reasons, including:
•the methodology used may not be successful in identifying potential indications and/or product candidates; or
•product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective products.
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
Increasing demand for compassionate use of our product candidates could negatively affect our reputation and harm our business.*

We are developing product candidates for the treatment of indications for which there are currently limited or no available therapeutic options. It is possible for individuals or groups to target companies with disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide access to any of our current or future product candidates under an expanded access policy, our reputation may be negatively affected and our business may be harmed.
Recent media attention to individual patients’ expanded access requests has resulted in the introduction and enactment of legislation at the local and national level referred to as “Right to Try” laws, such as the federal Right to Try Act of 2017 signed into law on May 30, 2018, which are intended to allow patients access to unapproved therapies earlier than traditional expanded access programs. A possible consequence of both activism and legislation in this area may be the need for us to initiate an unanticipated expanded access program or to make our product candidates more widely available sooner than anticipated.
In addition, some patients who receive access to drugs prior to their commercial approval through compassionate use, expanded access programs or right to try access have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high, which could have a negative impact on the safety profile of our product candidates if we were to provide them to these patients, which could cause significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business. If we were to provide patients with any of our product candidates under an expanded access program, we may in the future need to restructure or pause any compassionate use and/or expanded access programs for a variety of reasons, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.

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
If any future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:
•efficacy and potential advantages compared to other treatments;
•the ability to offer our products, if approved, for sale at competitive prices;
•convenience and ease of administration compared to other treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support;
•the ability to obtain sufficient third-party coverage, market access and adequate reimbursement; and

•the prevalence and severity of any side effects.
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
We face an inherent risk of product liability as a result of testing our product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•inability to bring a product candidate to the market;
•decreased demand for our products;
•harm to our reputation;
•withdrawal of clinical trial participants and inability to continue clinical trials;
•initiation of investigations by regulators;
•costs to defend the related litigation;
•diversion of management’s time and our resources;
•substantial monetary awards to clinical trial participants or patients who receive an approved product;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and of our capital resources;
•the inability to commercialize any product candidate, if approved; and
•a decline in our stock price.
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

We cannot be certain that we are the first to invent any inventions covered by a pending patent application and, if we are not, we could be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights or will design around the claims of patents that we have had issued that cover our products. In addition, some of our patent applications and patents may cover inventions owned jointly by us and our collaborators. There can be no assurance that we and our collaborators will agree upon matters related to patent filing and prosecution strategy required to execute an effective patent strategy or that decisions made by our collaborators will be consistent with our goals for protecting our solely owned intellectual property.
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
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•others may be able to make or use compounds that are similar to the compositions of our product candidates but that are not covered by the claims of our patents;
•the active ingredients in our current product candidates will eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation or method of use;
•a company or its licensor, as the case may be, may fail to meet its obligations to the U.S. government in regard to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
•such company or its licensors, as the case may be, might not have been the first to file patent applications for these inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies;
•it is possible that a pending patent applications will not result in issued patents;
•it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
•it is possible that others may circumvent our owned or in-licensed patents;
•it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
•the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the U.S.;
•the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;
•our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
•the inventors of owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;

•it is possible that owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
•we have engaged in scientific collaborations in the past, and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
•we may not develop additional proprietary technologies for which we can obtain patent protection;
•it is possible that product candidates we develop may be covered by third parties’ patents or other exclusive rights; or
•the patents of others may have an adverse effect on our business.
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

If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:
•infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
•a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;
•if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and
•redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.
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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the U.S. is protected under the Safe Harbor exemption as set forth in 35 U.S.C. §271. If any of our product candidates are approved by the FDA, that certain third-party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and any patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at universities or other biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, and although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.
We may not be successful in obtaining or maintaining necessary rights to develop any future product candidates on acceptable terms.
Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights.
Our product candidates may also require specific formulations to work effectively and these rights may be held by others. We may develop products containing our compounds and pre-existing pharmaceutical compounds. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which could harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put any patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted, and is currently implementing, wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. We cannot predict how these decisions or any future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition.
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
Risks related to government regulation
The regulatory approval process for our product candidates in the U.S., the European Union, and other jurisdictions is currently uncertain and will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.*
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA in the U.S., the EMA in the European Union, or EU, and comparable foreign regulatory authorities. We are not permitted to market any product in any jurisdiction until we receive marketing approval from the appropriate regulatory authority. We have not previously submitted an NDA to the FDA, an MAA to the EMA or similar marketing application to comparable foreign regulatory authorities. In the U.S., an NDA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. An NDA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-approval inspection.
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
In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:
•obtaining regulatory authorization to begin a clinical trial, if applicable;
•the availability of financial resources to begin and complete the planned trials;
•reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•obtaining approval at each clinical trial site by an independent IRB or ethics committee;
•recruiting suitable patients to participate in a clinical trial in a timely manner;
•having patients complete a clinical trial or return for post-treatment follow-up;
•clinical trial sites deviating from clinical trial protocol, not complying with GCP requirements or dropping out of a trial;
•addressing any patient safety concerns that arise during the course of a clinical trial;
•addressing any conflicts with new or existing laws or regulations;
•adding new clinical trial sites; or
•manufacturing qualified materials under cGMP regulations for use in clinical trials.

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
Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections, and it has resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for the industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel,and the FDA does not determine a remote interactive evaluation to be appropriate, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
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
Our clinical trial results may not support approval of our product candidates. In addition, our product candidates could fail to receive regulatory approval, or regulatory approval could be delayed, for many reasons, including the following:
•the FDA, EMA or comparable foreign regulatory authorities may disagree with the dosing regimen, design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
•we may encounter safety or efficacy problems caused by the COVID-19 pandemic;
•the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
•the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities to support the submission of an NDA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the U.S. or elsewhere;
•the FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
We may seek regulatory approval of our product candidates, including nirogacestat, based on an interim analysis conducted of a registrational trial, particularly if the interim analysis is statistically significant for the primary endpoint and the safety data demonstrate an acceptable safety and tolerability profile. The results of any such interim analysis would be discussed with the FDA at a pre-NDA meeting to assess the adequacy of the data to support the submission of a NDA; however, if the FDA does not agree that the interim analysis provides a sufficient basis for regulatory approval, we would not submit an NDA until the conclusion of such registrational trial.
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
Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.*
Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, or AKS, and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:
•the AKS, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. On November 20, 2020, the Office of Inspector General, or OIG, finalized further modifications to the AKS. Under the final rules, the OIG added safe harbor protections under the AKS for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rules (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, the rule will have on our business;
•the federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties ranging, plus treble damages, and exclude the entity and its products from participation in Medicare, Medicaid and other federal healthcare programs;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the AKS, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their respective business associates, independent contractors that perform services for covered entities that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended, or ACA, and its implementing regulations, which require some manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance

Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, of the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-marketing studies or clinical trials to assess new safety risks or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•product seizure or detention or refusal to permit the import or export of our product candidates; and
•injunctions or the imposition of civil or criminal penalties.
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
Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. Patients are unlikely to use our product candidates, once approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our product candidates even if there is adequate coverage and reimbursement from third-party payors. It is unclear what effect, if any, the American Rescue Plan Act of 2021 will have on the number of covered individuals.
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

Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.
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
Further, the Right to Try Act of 2017, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
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
Since its enactment, there have been numerous judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing constitutional challenges in the U.S. Supreme Court, and the former Trump Administration issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended, and we cannot predict what affect further changes to the ACA would have on our business, especially given the transition to the Biden Administration.
Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, unless additional congressional action is taken. However, pursuant to the CARES Act, these reductions were suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The Consolidated Appropriations Act of 2021, extended the suspension period to March 31, 2021. An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, signed into law on April 14, 2021, has extended the suspension period to December 31, 2021. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

As discussed above, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. See “—Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.” At the federal level, the former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the former Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions. In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), which was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. In 2020, former President Trump announced several executive orders related to prescription drug pricing that sought to implement several of the former administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates.

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
We are developing nirogacestat for the treatment of desmoid tumors and mirdametinib for the treatment of NF1-PN. If our product candidates are approved by the FDA, we may only promote or market our product candidates for their specifically approved indications and in a manner consistent with the approved labeling. We will train our marketing and sales force against promoting our product candidates for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off label, when in the physician’s independent professional medical judgment he or she deems it appropriate. Furthermore, the use of our products for indications other than those approved by the FDA may not effectively treat such conditions. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our products for these uses for which they are not approved, which could lead to product liability suits that that might require significant financial and management resources and that could harm our reputation. Additionally, the FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our collaborators, do not promote our products, if approved, in a manner consistent with the approved labeling, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the Federal Food, Drug, and Cosmetic Act and other statutes, including the FCA, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.
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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Additionally, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required, and due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
•delays or difficulties in enrolling patients in our clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal, state or foreign governments, employers and others or interruption of clinical trial subject visits and study procedures (such as procedures that are deemed non-essential under law, regulation or institutional policies), which may impact the integrity of subject data and clinical study endpoints and the inability of patients to travel to trial sites or complete scheduled study visits;
•interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•interruptions in preclinical studies due to restricted or limited operations at our contracted research facilities;
•unforeseen costs we may incur as a result of the impact of the COVID-19 pandemic, including the costs of mitigation efforts;
•deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures;
•investment-related risks, including difficulties in liquidating investments due to current market conditions and adverse investment performance;
•limitations on employee resources that would otherwise be focused on the conduct of our research and development activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; or
•interruptions or limitations of the types described affecting our service providers and collaboration partners, including contract research organizations running clinical trials and collaboration partners sponsoring clinical trials in which we are supplying our product candidates or otherwise participating.

Three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to diagnose, contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business and development activities in the manner and on the timelines presently planned could be materially and negatively impacted. There can be no assurance that any such disruptions or delays will not materially adversely impact our business, results of operations, access to financial resources and our financial condition.
If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to pursue our business strategy will be impaired, could result in loss of markets or market share and could make us less competitive.*
Our ability to compete in the highly competitive biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Saqib Islam, our Chief Executive Officer, Frank Perier, our Chief Financial Officer, Bhavesh Ashar, our Chief Commercial Officer, Badreddin Edris, our Chief Operating Officer, Jens Renstrup, our Chief Medical Officer and L. Mary Smith, our Chief Development Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements for these individuals could harm our business.
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
As of December 31, 2020, we had federal, state and city net operating loss carryforwards of $110.9 million, $0.6 million and $3.7 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards of $34.8 million, $55.9 million and $16.0 million reported in 2020, 2019 and 2018, respectively, will be limited to offset 80% of taxable income for an indefinite period of time, until fully utilized. Federal net operating loss carryforwards of $4.3 million reported in 2017 and the state and city net operating loss carryforwards expire at various dates through 2038. We also have federal tax credits of $7.2 million, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various dates beginning in 2038.
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

The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ordinary shares.*
Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the United Kingdom was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. Upon the expiration of such Transition Period, the EU and the United Kingdom entered into a post-Brexit trade and cooperation agreement on certain aspects of trade and other strategic and political issues, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the United Kingdom and the EU.
Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, the ultimate effects of Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the EU. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. The United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide marketing and manufacturing authorizations from the EMA and, pursuant to the aforementioned trade and cooperation agreement, there will be separate processes for authorization of drug products in the United Kingdom and the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.
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
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:
•the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
•our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
•our ability to obtain marketing approval for our product candidates, and the timing and scope of any such approvals we may receive;
•the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

•the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
•our ability to attract, hire and retain qualified personnel;
•expenditures that we will or may incur to develop additional product candidates;
•the level of demand for our product candidates should they receive approval, which may vary significantly;
•the timing and level of investment in commercialization efforts to support product candidates, both before and after regulatory approval is obtained;
•the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates; and
•future accounting pronouncements or changes in our accounting policies.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk factors” section and elsewhere in this report, these factors include:
•the commencement, enrollment or results of our ongoing potentially registrational clinical trials for nirogacestat and mirdametinib;
•any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•adverse results from or delays in future clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial
•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates or any future product candidate;
•changes in laws or regulations applicable to our product candidates or any future product candidate, including but not limited to clinical trial requirements for approvals;
•changes in the structure of healthcare payment systems;
•adverse developments concerning our manufacturers;
•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•our inability to establish collaborations or partnerships, if needed;
•our failure to commercialize our product candidates, if approved;
•additions or departures of key medical, scientific or management personnel;
•unanticipated serious safety concerns related to the use of our product candidates;
•introduction of new products or services offered by us or our competitors;
•clinical trial results for other product candidates that could compete with our product candidates;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our ability to effectively manage our growth;

•actual or anticipated variations in quarterly operating results;
•our cash position;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;
•overall performance of the equity markets;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•changes in accounting practices;
•ineffectiveness of our internal controls;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations resulting from the COVID-19 pandemic or other macroeconomic factors and have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock does not exceed a stockholder's purchase price, such stockholder may not realize any return on their investment in us and may lose some or all of their investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new and existing compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act which require, among other things, that we file, with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2021, the Company had 49,024,152 shares of common stock outstanding, of which 686,241 shares are restricted share awards subject to future vesting.
As of March 31, 2021, approximately 54.8% of our shares of common stock are beneficially held by directors, executive officers and holders of more than 5% of our common stock and will be subject to certain limitations of Rule 144 under the Securities Act.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under the 2019 Stock Option and Equity Incentive Plan will automatically increase on January 1 of each year, with January 1, 2020 having been the first of such increases and continuing through and including January 1, 2030, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.
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

3.3	Amendment to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2020).
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
4.4
Amendment to the Amended and Restated Investors’ Rights Agreement, dated as of February 25, 2021 (Incorporated by Reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchanges Commission on February 25, 2021).

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
_____________________________________________
*Filed herewith.
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

SPRINGWORKS THERAPEUTICS, INC.

Date: May 5, 2021	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: May 5, 2021	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer