Form 10-Q
period 2021-06-30
SpringWorks Therapeutics, Inc.
filed 2021-08-04
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s Common Stock as of July 29, 2021 was 49,127,913.

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
•the ability and willingness of our third-party collaborators to continue research and development activities relating to our product candidates, including those that we are developing as combination therapies;
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

SPRINGWORKS THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2021

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SpringWorks Therapeutics, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
(in thousands, except share and per-share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,571	$147,089
Marketable securities	378,206	361,395
Prepaid expenses and other current assets	4,214	4,914
Total current assets	466,991	513,398
Long-term marketable securities	44,706	53,336
Property and equipment, net	1,025	1,075
Operating lease right-of-use assets	1,471	1,944
Equity investment	3,451	3,871
Restricted cash	565	565
Other assets	2,219	2,002
Total assets	$520,428	$576,191
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$3,904	$1,350
Accrued expenses	17,858	14,885
Operating lease liabilities, current	1,251	1,375
Total current liabilities	23,013	17,610
Operating lease liabilities, long-term	701	1,359
Other long-term liabilities	131	164
Total liabilities	23,845	19,133
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2021 and December 31, 2020.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 49,103,066 and 48,819,591 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	5	5
Additional paid-in capital	691,953	675,615
Accumulated other comprehensive income	25	41
Accumulated deficit	(195,400)	(118,603)
Total stockholders’ equity	496,583	557,058
Total liabilities and stockholders’ equity	$520,428	$576,191
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per-share data)	2021	2020	2021	2020
Operating expenses:
Research and development	$32,091	$12,947	$49,466	$22,674
General and administrative	14,930	6,874	27,311	13,277
Total operating expenses	47,021	19,821	76,777	35,951

Loss from operations	(47,021)	(19,821)	(76,777)	(35,951)
Interest and other income:
Other income	(41)	—	(38)	—
Interest income, net	211	157	438	1,093
Total interest and other income	170	157	400	1,093
Equity investment loss	(159)	(229)	(420)	(329)
Net loss	$(47,010)	$(19,893)	$(76,797)	$(35,187)

Net loss per share, basic and diluted	$(0.97)	$(0.47)	$(1.59)	$(0.84)
Weighted average common shares outstanding, basic and diluted	48,422,921	41,945,058	48,326,764	41,867,089
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(47,010)	$(19,893)	$(76,797)	$(35,187)
Changes in other comprehensive income:
Unrealized loss on marketable securities, net	(28)	(44)	(16)	(44)
Total changes in other comprehensive income	$(28)	$(44)	$(16)	$(44)
Comprehensive loss	$(47,038)	$(19,937)	$(76,813)	$(35,231)
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount
Balance at March 31, 2020	43,003,733	4	396,453	—	(88,323)	308,134
Stock-based compensation expense			2,599			2,599
Forfeitures of restricted stock awards	—					—
Exercise of stock options	12,768		78			78
Other comprehensive income, net of tax				(44)		(44)
Net loss					(19,893)	(19,893)
Balance at June 30, 2020	43,016,501	4	399,130	(44)	(108,216)	290,874

Balance at March 31, 2021	49,024,152	5	683,029	53	(148,390)	534,697
Stock-based compensation expense			8,795			8,795
Forfeitures of restricted stock awards	(6,192)					—
Issuance of restricted stock awards	65,756	—				—
Exercise of stock options	19,350		129			129
Other comprehensive income, net of tax				(28)		(28)
Net Loss					(47,010)	(47,010)
Balance at June 30, 2021	49,103,066	5	691,953	25	(195,400)	496,583

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount
Balance at December 31, 2019	43,006,077	4	395,097	—	(73,029)	322,072
Stock-based compensation expense			3,949			3,949
Forfeitures of restricted stock awards	(5,228)					—
Exercise of stock options	15,652		84			84
Other comprehensive income, net of tax				(44)		(44)
Net loss					(35,187)	(35,187)
Balance at June 30, 2020	43,016,501	4	399,130	(44)	(108,216)	290,874

Balance at December 31, 2020	48,819,591	5	675,615	41	(118,603)	557,058
Stock-based compensation expense			15,850			15,850
Forfeitures of restricted stock awards	(6,192)					—
Issuance of restricted stock awards	211,291	—				—
Exercise of stock options	78,376		488			488
Other comprehensive income, net of tax				(16)		(16)
Net Loss					(76,797)	(76,797)
Balance at June 30, 2021	49,103,066	5	691,953	25	(195,400)	496,583

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Operating activities
Net loss	$(76,797)	$(35,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	225	144
Non-cash operating lease expense	502	526
Stock compensation expense	15,850	3,949
Equity investment loss	420	329
Other	—	(44)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	586	1,146
Other assets	(217)	(281)
Accounts payable	2,554	(1,745)
Accrued expenses	2,975	(688)
Lease liability	(697)	(706)
Other long-term liabilities	(33)	—
Net cash used in operating activities	(54,632)	(32,557)
Investing activities
Capital expenditures	(177)	(421)
Equity Investments	—	(3,500)
Purchases of marketable securities	(140,897)	(64,567)
Proceeds from sale and maturity of debt securities	132,700	—
Net cash used in investing activities	(8,374)	(68,488)
Financing activities
Proceeds from stock option exercises	488	84
Net cash provided by financing activities	488	84
Net increase (decrease) in cash and cash equivalents	(62,518)	(100,961)
Cash and cash equivalents including Restricted cash, beginning of period	147,654	328,192
Cash and cash equivalents including Restricted cash, end of period	85,136	227,231
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Nature of Operations
SpringWorks Therapeutics, Inc. was formed in Delaware on August 18, 2017.
SpringWorks Therapeutics, Inc., together with its wholly-owned subsidiaries, collectively, the Company, is a clinical-stage biopharmaceutical company applying a precision medicine approach to acquiring, developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. The Company has a differentiated portfolio of small molecule targeted oncology product candidates and is advancing two potentially registrational clinical trials in rare tumor types, as well as several other programs addressing highly prevalent, genetically defined cancers. Two of the programs are late-stage clinical product candidates: nirogacestat and mirdametinib.
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $195.4 million and $118.6 million, and working capital of $444.0 million and $495.8 million, as of June 30, 2021 and December 31, 2020, respectively. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.
The Company had cash, cash equivalents and marketable securities of $507.5 million and $561.8 million as of June 30, 2021 and December 31, 2020, respectively. Based on the Company's cash, cash equivalents and marketable securities as of June 30, 2021, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of the disease associated with the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the periods presented due to the global pandemic caused by COVID-19 (including the impact of emerging variant strains of the COVID-19 virus). While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated impacts, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of emerging variant strains of the COVID-19 virus and the rollout of COVID-19 vaccines, all of which remain uncertain and difficult to predict, could result in a material impact to the Company’s future financial condition, results of operations and cash flows.
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
3. Marketable Securities
The following table summarizes the Company’s available-for-sale marketable securities as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. Government securities	$157,300	$46	$—	$157,346
Corporate debt securities	104,938	12	(15)	104,935
Commercial paper	115,925	—	—	115,925
Long-term investments:
U.S. Government securities	39,595	1	(12)	39,584
Corporate debt securities	5,129	—	(7)	5,122
Total	$422,887	$59	$(34)	$422,912

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. Government securities	$157,079	$24	$(1)	$157,102
Corporate debt securities	74,773	2	(10)	74,765
Commercial paper	129,528	—	—	129,528
Long-term investments:
U.S. Government securities	53,310	26	—	53,336
Total	$414,690	$52	$(11)	$414,731
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities and commercial paper.
The Company’s available-for-sale securities classified as short-term marketable securities in the condensed consolidated balance sheets mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of June 30, 2021, the Company did not hold any investments with maturity dates greater than five years.
As of, and for the three and six months ended June 30, 2021, the Company did not have any allowance for credit losses or impairments of its marketable securities.
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
As of June 30, 2021 and December 31, 2020, the Company's financial assets and liabilities recognized at fair value on a recurring basis consisted of the following:

	As of June 30, 2021
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$60,855	$60,855	$—	$—
Short-term investments:
U.S. Government securities	157,346	157,346	—	—
Corporate debt securities	104,935	—	104,935	—
Commercial paper	115,925	—	115,925	—
Long-term investments:
U.S. Government securities	39,584	39,584	—	—
Corporate debt securities	5,122	—	5,122	—
Total	$483,767	$257,785	$225,982	$—

	As of December 31, 2020
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$107,723	$107,723	$—	$—
Short-term investments:
U.S. Government securities	157,102	157,102	—	—
Corporate debt securities	74,765	—	74,765	—
Commercial paper	129,528	—	129,528	—
Long-term investments:
U.S. Government securities	53,336	53,336	—	—
Total	$522,454	$318,161	$204,293	$—
As of June 30, 2021 and December 31, 2020, the Company’s financial assets measured at fair value on a recurring basis using a market approach included cash equivalents, which consist of money market funds, and marketable securities, which consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities and commercial paper.
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
5. License Agreements and Investments
TEAD Inhibitor License
In May 2021, the Company announced an exclusive worldwide license agreement with Katholieke Universiteit Leuven, or KU Leuven, and the Flanders Institute for Biotechnology, or VIB, pursuant to which the Company in-licensed a portfolio of novel small molecule inhibitors of the TEA Domain, or TEAD, family of transcription factors, designed for the potential treatment of biomarker-defined solid tumors driven by aberrant Hippo pathway signaling. Under the terms of the agreement, the Company made an upfront payment of $11 million to KU Leuven and VIB, which was recorded in research and development expense in the condensed consolidated statement of operations. Pursuant to the terms of the agreement, KU Leuven and VIB are also eligible to receive up to $285 million in development, regulatory and commercial milestones and tiered single-digit percentage royalties based on any future net sales of products developed based on the in-licensed technology.

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
As of June 30, 2021, the Company’s ownership interest in MapKure was 38.9%. In addition to the Company’s equity ownership in MapKure, the Company has appointed a member to each of MapKure’s joint steering committee and board of directors. The Company also contributes to clinical development and other operational activities for BGB-3245 through a service agreement with MapKure.
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
The Company recognized an equity loss of $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively and $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively. The Company’s ownership interest in MapKure is included in “Equity method investments” in the condensed consolidated balance sheets. The balance of the Company’s investment was $3.5 million as of June 30, 2021, representing the maximum exposure to loss as a result of the Company’s involvement with MapKure.
6. Accrued Expenses
Accrued expenses consists of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Accrued professional fees	$1,101	$827
Accrued compensation and benefits	3,814	5,834
Accrued research and development	12,114	7,922
Accrued other	829	302
Total accrued expenses	$17,858	$14,885

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

Leases

Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of June 30, 2021 are as follows:

(in thousands)	Operating Leases
2021	$574
2022	1,297
2023	135
2024 and thereafter	—
Total lease payments	2,006
Less: imputed interest	(54)
Present value of lease liabilities	$1,952

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
As of June 30, 2021, there was no litigation or contingency with at least a reasonable possibility of a material loss.
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
As of June 30, 2021, there were 4,781,339 shares available for issuance in connection with future awards under the 2019 Equity Incentive Plan.
Stock-Based Awards
During the six months ended June 30, 2021, the Company granted 1,745,528 stock option awards and 211,291 restricted stock awards to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the six months ended June 30, 2021, 291,708 restricted stock awards previously issued to employees of the Company vested, and 78,376 stock options were exercised.
As of June 30, 2021, there were 2,091,232 stock options vested and exercisable. In June 2019, the Company’s CEO received an award of 176,411 stock options, or the 2019 CEO Performance Award. During the quarter ended June 30, 2021, 95,552 options of the CEO Performance Award became exercisable upon the satisfaction of the market condition applicable to this award.
Stock-based compensation expense included in general and administrative expense, and research and development expense, for the three months ended June 30, 2021 was $5.8 million and $3.0 million, respectively, and $1.8 million and $0.8 million, respectively, for the three months ended June 30, 2020.

Stock-based compensation expense included in general and administrative expense, and research and development expense, for the six months ended June 30, 2021 was $10.6 million and $5.3 million, respectively, and $2.8 million and $1.2 million, respectively, for the six months ended June 30, 2020.
As of June 30, 2021, the unrecognized compensation expense related to unvested stock options and restricted stock awards was $103.3 million and $13.8 million, respectively, which is expected to be recognized over a weighted-average remaining period of approximately 2.83 and 1.34 years, respectively.
As of June 30, 2021, the Company had 6,138,459 stock options outstanding and 600,259 unvested restricted stock awards.
9. Net Loss per Share
Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potentially dilutive securities not included in the computation of the diluted net loss per share for the periods ended June 30, 2021 and 2020, because to do so would be anti-dilutive:

	As of June 30,
	2021	2020
Common stock options issued and outstanding	6,138,459	4,567,328
Restricted stock subject to future vesting	600,259	989,303
Total potentially dilutive securities	6,738,718	5,556,631

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

Our second product candidate is mirdametinib, an oral, small molecule MEK inhibitor currently in development for the treatment of neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN, a rare tumor of the peripheral nerve sheath that causes significant pain and disfigurement, and that most often manifests in children. We believe that mirdametinib has the potential to offer a best-in-class profile in order to enable the long-term treatment required for this patient population, as compared to other MEK inhibitors. As with nirogacestat, we licensed mirdametinib from Pfizer in August 2017; since then, the FDA has granted mirdametinib both Orphan Drug Designation and Fast Track Designation for NF1-PN, and the European Commission has granted mirdametinib Orphan Drug Designation for NF1. In October 2019, we announced the initiation of the ReNeu trial, a potentially registrational Phase 2b clinical trial of mirdametinib for pediatric and adult patients with NF1-PN. In February 2021, we reported interim clinical data from the first 20 adult patients enrolled in the Phase 2b ReNeu trial, and updated interim clinical data from these patients were presented in June 2021 at the Children's Tumor Foundation NF

Conference. We expect to complete enrollment of the trial in the second half of 2021. In addition, a Phase 1/2 clinical trial of mirdametinib for pediatric, adolescent and young adult patients with low-grade glioma was initiated by St. Jude Children's Research Hospital, or St. Jude, pursuant to a research agreement that we entered into with St. Jude, whereby St. Jude is sponsoring the trial and we are providing partial funding, study drug and other non-financial support. In August 2021, we announced a collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to conduct a Phase 1b/2a platform clinical trial designed to evaluate mirdametinib both as a monotherapy and as a combination therapy in advanced solid tumors harboring MAPK-activating mutations. MSK is the sponsor of the study, and we are responsible for funding the study and for supplying mirdametinib for use in the study.

In addition to our late-stage programs in rare oncology indications, we have expanded our portfolio to develop targeted therapies for the treatment of highly prevalent hematologic malignancies and genetically defined metastatic solid tumors. To advance this strategy, we are taking a precision medicine approach in collaboration with industry leaders. In hematologic malignancies, we have announced collaborations with GlaxoSmithKline, Janssen Biotech, Inc., Pfizer, Allogene Therapeutics, Inc., Precision BioSciences, Inc. and Seagen Inc., or Seagen, to develop novel combination regimens of nirogacestat alongside our collaborators’ B-cell maturation antigen, or BCMA, directed therapies for the treatment of multiple myeloma. In addition to our industry collaborations with leading BCMA-directed therapy developers, we are working with the Fred Hutchinson Cancer Research Center to further explore nirogacestat’s ability to potentiate BCMA-directed therapies as part of a sponsored research agreement. In genetically defined metastatic solid tumors, our most advanced efforts center on the mitogen activated protein kinase, or MAPK, pathway. In collaboration with BeiGene, Ltd., or BeiGene, we are exploring the combination of mirdametinib with BeiGene’s lifirafenib in RAS mutated and other MAPK aberrant cancers. In addition, we are exploring the use of BGB-3245 in a distinct set of genetically defined BRAF mutated tumors via MapKure, LLC, or MapKure, an entity jointly owned by us and BeiGene.

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

Furthermore, we intend to continue to expand our portfolio by licensing additional programs with strong biological rationales and validated mechanisms of action, such as the TEA Domain, or TEAD, inhibitor program that we in-licensed from Katholieke Universiteit Leuven, or KU Leuven, and the Flanders Institute for Biotechnology, or VIB, as referenced in 'Recent Developments' below. We also plan to continue using shared-value partnerships to maximize the potential of our therapies to serve patients. We continue to invest in building leading preclinical development, clinical development and commercial capabilities and have focused on structuring innovative partnerships that seek to align incentives and optimize business outcomes for each party involved. We believe that this approach will continue to allow us to expand our shared-value relationships with innovators, maximize the potential of our existing and future portfolio, and support the building of a scalable and sustainable business focused on the efficient advancement and commercialization of product candidates that hold the potential to transform the lives of patients living with severe rare diseases and cancer.

Recent Developments
In May 2021, we entered into an exclusive worldwide license agreement with KU Leuven and VIB, pursuant to which we in-licensed a portfolio of novel small molecule inhibitors of the TEAD family of transcription factors, designed for the potential treatment of biomarker-defined solid tumors driven by aberrant Hippo pathway signaling. Under the terms of the agreement, we made an upfront payment of $11 million to KU Leuven and VIB. Pursuant to the terms of the agreement, KU Leuven and VIB are also eligible to receive up to $285 million in development, regulatory and commercial milestones, and tiered single-digit percentage royalties based on any future net sales of products developed based on the in-licensed technology.
In June 2021, we entered into a clinical collaboration with Seagen to evaluate nirogacestat in combination with SEA-BCMA, Seagen’s investigational monoclonal antibody targeting BCMA in patients with relapsed or refractory multiple myeloma. Pursuant to the terms of the agreement, other than the manufacturing of nirogacestat and certain expenses related to intellectual property rights, Seagen is responsible for the conduct and expenses of the collaboration, which is governed by a joint development committee with equal representation from each party.

In June 2021, a Phase 1/2 clinical trial of mirdametinib for pediatric, adolescent and young adult patients with low-grade glioma was initiated by St. Jude, pursuant to a research agreement that we entered into with St. Jude, whereby St. Jude is sponsoring the trial and we are providing partial funding, study drug and other non-financial support.
In August 2021, we announced a collaboration with MSK to conduct a Phase 1b/2a platform clinical trial designed to evaluate mirdametinib both as a monotherapy and as a combination therapy in advanced solid tumors harboring MAPK-activating mutations. MSK is the sponsor of the study, and we are responsible for funding the study and for supplying mirdametinib for use in the study. The trial will initially explore mirdametinib in two patient cohorts: the first in combination with fulvestrant, a selective estrogen receptor degrader, in patients with estrogen receptor positive metastatic breast cancer with concurrent MAPK pathway alterations, and the second as a monotherapy in advanced solid tumors harboring oncogenic MEK1 or MEK2 mutations. We expect the trial to initiate enrollment in the third quarter of 2021.
COVID-19 Impact
In December 2019, a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, was identified in Wuhan, China. On March 11, 2020, the World Health Organization designated the outbreak of COVID-19, the disease associated with SARS-CoV-2, as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter- in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Since the onset of the COVID-19 pandemic, we have undertaken a number of business continuity measures to mitigate potential disruption to our operations and in order to preserve the integrity of our research and development programs. To date, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway; however, as a result of the pandemic, or any impacts of emerging variant strains of the COVID-19 virus, we may experience disruptions that could impact our research and development timelines and outcomes. We will continue to evaluate the impact of the COVID-19 pandemic, along with the impact of emerging variants, on our business. While the extent to which COVID-19 impacts our future results will depend on future developments, including the duration, spread and intensity of the pandemic
(including any resurgences), the impact of emerging variant strains of the COVID-19 virus and the rollout of
COVID-19 vaccines, all of which remain uncertain and difficult to predict, it is possible that the global pandemic and its associated economic impacts could result in a material impact to our business, future financial condition, results of operations and cash flows.
Based on our cash, cash equivalents and marketable securities balance as of June 30, 2021 of $507.5 million, management estimates that its current liquidity position will enable it to meet operating expenses through at least 2022. For further details on our liquidity position, see the "Results of Operations."
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
A significant portion of our research and development expenses are external costs, which we track on a program-by-program basis after a clinical product candidate has been identified. Other research and development expenses include internal research and development costs, such as compensation-related costs for our research and development employees, as well as depreciation and other indirect costs, which we do not track on a program-by-program basis, as we deploy our internal resources across multiple projects under development.
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
Equity investment loss
The equity investment loss represents the Company’s share of the losses from the MapKure investment, which is accounted for using the equity method of accounting.

Results of Operations
Comparison of the three months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Operating Expenses:
Research and development	$32,091	$12,947	$19,144	148%
General and administrative	14,930	6,874	8,056	117%
Total operating expenses	47,021	19,821	27,200	137%
Loss from operations	(47,021)	(19,821)	(27,200)	137%
Interest and other income:
Interest income, net	211	157	54	34%
Other income	(41)	—	(41)	100%
Total interest and other income	$170	$157	$13	8%
Equity investment loss	(159)	(229)	70	(31)%
Net loss	$(47,010)	$(19,893)	$(27,117)	136%
Research and Development
Research and development expense increased by $19.1 million to $32.1 million for the three months ended June 30, 2021 from $12.9 million for the three months ended June 30, 2020, an increase of 148%.
The increase in research and development expense was primarily attributable to the $11.0 million nonrefundable upfront payment to KU Leuven and VIB for the in-licensing of the TEAD inhibitor program, a $4.4 million increase in external costs related to drug manufacturing and trial costs, and a $3.7 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel and an increase in stock-based compensation expense.
General and Administrative
General and administrative expense was $14.9 million for the three months ended June 30, 2021, an increase of $8.1 million from $6.9 million for the three months ended June 30, 2020.
The increase in general and administrative expense was primarily attributable to the hiring of additional personnel in our general and administrative functions, as we continued to expand our operations to support the organization, and an increase in stock-based compensation expense.

Comparison of the six months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Operating Expenses:
Research and development	$49,466	$22,674	$26,792	118%
General and administrative	27,311	13,277	14,034	106%
Total operating expenses	76,777	35,951	40,826	114%
Loss from operations	(76,777)	(35,951)	(40,826)	114%
Other income:
Interest income, net	438	1,093	(655)	(60)%
Other income	(38)	—	(38)	100%
Total other income, net	$400	$1,093	$(693)	(63)%
Equity investment loss	(420)	(329)	(91)	28%
Net loss	$(76,797)	$(35,187)	$(41,610)	118%
Research and Development
Research and development expense increased by $26.8 million to $49.5 million for the six months ended June 30, 2021 from $22.7 million for the six months ended June 30, 2020, an increase of 118%.
The increase in research and development expense was attributable to the $11.0 million nonrefundable upfront payment to KU Leuven and VIB for the in-licensing of the TEAD inhibitor program, a $9.1 million increase in external costs related to drug manufacturing and trial costs, and a $6.7 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel and an increase in stock-based compensation expense.
General and Administrative
General and administrative expense was $27.3 million for the six months ended June 30, 2021, an increase of $14.0 million or 106% from $13.3 million for the six months ended June 30, 2020.
The increase in general and administrative expense was primarily attributable to the hiring of additional personnel in our general and administrative functions, as we continued to expand our operations to support the organization, and an increase in stock-based compensation expense.
Interest and Other Income
The decrease in interest and other income was driven by a decrease in interest income, net, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This decrease was attributable to a significant decline in interest rates which drove a lower return on cash, cash equivalents and marketable securities for the six months ended June 30, 2021.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $76.8 million and $35.2 million for the six months ended June 30, 2021 and 2020, respectively. We had an accumulated deficit of $195.4 million and $118.6 million as of June 30, 2021 and December 31, 2020, respectively. Based on our cash, cash equivalents and marketable securities balances as of June 30, 2021, management estimates that our liquidity position will enable it to meet operating expenses through at least twelve months after the date that this Quarterly Report is filed. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. Government securities and commercial paper.
Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	(54,632)	(32,557)
Net cash used in investing activities	(8,374)	(68,488)
Net cash provided by financing activities	488	84
Net increase in cash and cash equivalents	(62,518)	(100,961)
Cash and cash equivalents, beginning of period	147,654	328,192
Cash and cash equivalents, end of period	$85,136	$227,231
Net Cash Used in Operating Activities
Net cash used in operating activities was $54.6 million for the six months ended June 30, 2021, which was driven by a net loss of $76.8 million offset by stock-based compensation expense of $15.9 million, a net increase from changes in operating assets and liabilities of $5.2 million, non-cash operating lease expense of $0.5 million and an equity investment loss of $0.4 million. Net cash used in operating activities was $32.6 million for the six months ended June 30, 2020, driven by a net loss of $35.2 million and a net decrease from changes in operating assets and liabilities of $2.3 million, offset by stock-based compensation expense of $3.9 million, non-cash operating lease expense of $0.5 million and an equity investment loss of $0.3 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $8.4 million and $68.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Net cash used in investing activities for the six months ended June 30, 2021 related to the purchase of available-for-sale debt securities of $140.9 million and capital expenditures of $0.2 million, offset by the proceeds from the sale and maturity of available-for-sale debt securities of $132.7 million. Net cash used in investing activities for the six months ended June 30, 2020 was driven by the purchase of available-for-sale debt securities of $64.6 million, the June 2020 investment in MapKure of $3.5 million and capital expenditures of $0.4 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 and June 30, 2020 consisted of proceeds from stock option exercises.
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
Contractual Obligations
During the six months ended June 30, 2021, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2020 Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We had cash, cash equivalents and marketable securities of $507.5 million and $561.8 million as of June 30, 2021 and December 31, 2020, respectively, which consisted of bank deposits, highly liquid money market funds and investments in high-quality, highly liquid available-for-sale debt securities. Historical fluctuations in interest rates have not been significant for us. We had no outstanding debt as of June 30, 2021. Due to the short-term maturities of our cash equivalents and the high-quality, highly liquid nature of our available-for-sale debt marketable securities, an immediate one percentage point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements, short-term U.S. Treasury securities and investments in high-quality, highly liquid available-for-sale debt securities including corporate debt securities, government-sponsored enterprise securities and commercial paper. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.
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
•Interim “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available, are not necessarily predictive of the final results of the completed study or the results of other ongoing or future studies and are subject to audit and verification procedures that could result in material changes to the final data.*
•As an organization, we have never successfully completed any registrational clinical trials, and we may be unable to do so for any product candidates we may develop.
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
Risks related to government regulation
•We have been granted Orphan Drug Designation for nirogacestat and mirdametinib and may seek Orphan Drug Designation for other product candidates, but we may be unable to obtain or maintain such designation or the benefits associated with such designation, including the potential for market exclusivity, which may negatively impact our financial performance.*
•A portion of our manufacturing of our lead product candidates takes place in China, with additional capacity sourced from India, through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in China could materially adversely affect our business, financial condition and results of operations.*
Risks related to managing our business and operations
•We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
•We have no history of commercializing marketed products and we have not yet implemented our commercialization operations. We are preparing for commercialization by investing significant time and money into building these capabilities. There can be no assurance that we will successfully set up our commercialization capabilities.*
•We currently do not have the internal research capabilities required to independently discover new product candidates, and we plan to execute our growth strategy in part by identifying and in-licensing or acquiring additional product candidates that have been discovered and initially developed by others. We may not be successful in executing our growth strategy or such growth strategy may not deliver the anticipated results.*
•Our current operations are concentrated in two locations, and we or the third parties upon whom we depend may be adversely affected by natural disasters or other unforeseeable or uncontrollable events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*
Risks related to our financial position and need for additional capital
•We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses in the future.
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
Interim “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available, are not necessarily predictive of the final results of the completed study or the results of other ongoing or future studies and are subject to audit and verification procedures that could result in material changes to the final data.*

From time to time, we may publicly disclose interim topline or preliminary data from our clinical trials, such as the interim data updates from adult patients in the ReNeu trial, our Phase 2b clinical trial of mirdametinib, announced in February 2021 and June 2021. These interim updates are based on a preliminary analysis of then-available data, and the data and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, any topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, our interim data from the ReNeu trial reflected results from the first adult patients enrolled in the trial, but we have not yet reported final data from this trial across all patients, and those results may materially differ from our data in adults. Interim topline or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim topline or preliminary data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, interim data may not be predictive of the final results of the same study or the results of ongoing or future studies. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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
We expect to develop nirogacestat and mirdametinib, and potentially future product candidates, in combination with other therapies, and safety or supply issues with combination use products may delay or prevent development and approval of such product candidates.*
We intend to develop nirogacestat and mirdametinib, and likely other future product candidates, in combination with one or more other approved or unapproved rational therapies to treat cancer or other diseases. For example, we are currently evaluating mirdametinib in combination with lifirafenib, BeiGene’s RAF dimer inhibitor, and nirogacestat in combination with six BCMA-directed therapies across modalities through our collaborations with industry leaders developing such therapies.
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
Switching or adding additional CROs involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired development timelines. The COVID-19 global pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they may face further disruption in light of resurgences of COVID-19 and emerging variant strains thereof, which may affect our ability to initiate and complete our pre-clinical studies and clinical trials. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
In addition, we contract with packaging providers with the appropriate expertise, facilities and scale to meet our needs. Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact our ability to operate or lead to delays in any clinical development programs. We believe that our current packaging contractors operate in accordance with cGMP, but we can give no assurance that FDA, EMA or comparable foreign regulatory authorities will not conclude that a lack of compliance exists. In addition, any delay in contracting for packaging services, or failure of the contract manufacturer to perform the services as needed, may delay any clinical trials, registration and launches, which could negatively affect our business. The extent to which the COVID-19 pandemic impacts our ability to procure our preclinical and clinical trial product supplies will depend on the severity and duration of the spread of the virus (along with emergent variant strains thereof) and the actions undertaken to contain COVID-19 or treat its effects, and may cause delays. If our current third-party contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.
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
Our existing and future collaborations will be important to our business. If we are unable to maintain our existing collaborations or enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected. In addition, our collaborators have broad discretion in many aspects of their performance of collaboration activities and they may take actions with which we do not agree.*
An important part of our strategy is to evaluate and, as deemed appropriate, extend our current, or enter into additional, partnerships in the future, including potentially with major biopharmaceutical companies. We have limited capabilities for product development and are currently in the process of building our preclinical research and development and commercial capabilities. Accordingly, we have entered into collaborations with other companies to provide us with important technologies in order to more fully develop our product candidates and we may enter into collaborations with other companies to provide us with important technologies or funding for our programs.
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

Under our collaboration agreements with BeiGene, the combination of mirdametinib and lifirafenib is being evaluated in Phase 1b/2 clinical trials. Additionally, under our six collaboration agreements with industry leading BCMA-directed therapy developers, the combination of nirogacestat and the BCMA-directed therapy of each such developer is being evaluated in relapsed or refractory multiple myeloma patients. Under these existing collaboration arrangements, upon completion of the relevant clinical trials, we and our collaboration partner will have the opportunity to negotiate in good faith to provide for the expansion of the respective clinical collaboration and the potential establishment of a commercial relationship. However, our partners have no obligation to continue development of the combination products, regardless of the applicable clinical trial results. We also jointly formed MapKure with BeiGene for the development of BGB-3245, and although we contribute to clinical development and other operational activities and have representation on MapKure’s Board Of Directors and Joint Steering Committee, we do not control the development process. MapKure may pursue a development plan that differs from our expectations, which may or may not be successful.
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
Risks related to government regulation
We have been granted Orphan Drug Designation for nirogacestat and mirdametinib and may seek Orphan Drug Designation for other product candidates, but we may be unable to obtain or maintain such designation or the benefits associated with such designation, including the potential for market exclusivity, which may negatively impact our financial performance.*
Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs and therapeutic biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or therapeutic biologic as an orphan drug if it is a drug or therapeutic biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the U.S. In the U.S., Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. Such a designation, however, may be revoked by the FDA in certain circumstances, such as if the agency finds that the applicant’s request for designation request omitted material information required under the Orphan Drug Act and its implementing regulations. If a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, or Biologics License Application, or BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.
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
A U.S. composition of matter patent covering the chemical structure of nirogacestat expires in 2025 and two U.S. composition of matter patents that cover the polymorphic form of nirogacestat that is currently in clinical development expire in 2039. A U.S. composition of matter patent covering the polymorphic form of mirdametinib currently in clinical development expires in 2041. Notwithstanding expected patent life, if orphan drug exclusivity does not protect these products from competition, our business and financial condition could be materially adversely affected. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our future product candidates, we may never receive such designations.
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

As of June 30, 2021, we had 110 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect we will need additional managerial, clinical, manufacturing, medical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We have no history of commercializing marketed products and we have not yet implemented our commercialization operations. We are preparing for commercialization by investing significant time and money into building these capabilities. There can be no assurance that we will successfully set up our commercialization capabilities.*
We are currently in the early stages of building our commercial capabilities to allow us to market our product candidates, if approved, either alone or in combination with others. Establishing commercialization capabilities will require substantial investment of time and money and may divert significant management focus and resources. In addition, we will be competing with larger biopharmaceutical and biotechnology companies with established commercialization and marketing capabilities as we seek to recruit suitable personnel. Accordingly, there can be no assurance that our efforts to set up commercialization capabilities will be successful.
We currently do not have the internal research capabilities required to independently discover new product candidates, and we plan to execute our growth strategy in part by identifying and in-licensing or acquiring additional product candidates that have been discovered and initially developed by others. We may not be successful in executing our growth strategy or such growth strategy may not deliver the anticipated results.*
While we are currently building out internal discovery and preclinical research and development capabilities, there can be no assurance that we will successfully achieve the capacity to independently discover and initially develop new product candidates. We also plan to source new product candidates, including those that may be complementary to our existing product candidates, by in-licensing or acquiring them from other companies, academic institutions or other asset originators. If we are unable to identify, in-license or acquire and integrate product candidates, our ability to pursue our growth strategy would be limited.
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
Our current operations are concentrated in two locations, and we or the third parties upon whom we depend may be adversely affected by natural disasters or other unforeseeable or uncontrollable events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*
Our current headquarters are located in Stamford, Connecticut. Our development operations are currently located in Durham, North Carolina. We currently outsource our manufacturing operations to third parties, and clinical quantities of our product candidates are manufactured by these third parties outside the U.S., including in Canada, China, France and India. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions.
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

We have incurred significant net losses in each reporting period since our inception. To date, we have financed our operations principally through equity financings. We have derived all of our revenue from the nonrefundable upfront payment we received under the Jazz asset purchase and license agreement and we do not have any products approved for commercial sale or sources of recurring revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue from them. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each annual period since our inception. Our net losses were $76.8 million and $35.2 million for the six months ended June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $195.4 million and $118.6 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, including our lead product candidates, nirogacestat and mirdametinib, and any future product candidates.
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
In addition, we have begun to build out commercialization capabilities in order to transition from a company with a development focus to a company capable of supporting commercial activities and may not be successful in such a transition.
We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of our product candidates.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development and clinical trials of our product candidates to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of June 30, 2021, we had $507.5 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development and obtain regulatory approval of our product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
Our executive officers, directors and their affiliates and holders of more than 5% of our common stock beneficially hold, in the aggregate, as of June 30, 2021, approximately 54.0% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are in their best interest as one of our stockholders.
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
We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such clinical trials are being conducted, or the FDA, EMA or comparable regulatory authorities, or recommended for suspension or termination by the Data Safety Monitoring Board, or the DSMB, for such clinical trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or clinical trial site by the FDA, EMA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
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
Risks related to intellectual property
Our success depends in part on our ability to protect our intellectual property, and patent terms may be inadequate to protect our competitive position. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.*
Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is affected by the extent to which we have rights under valid and enforceable patents that cover these activities. If our patents expire, or we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. Our current composition of matter patents covering nirogacestat and mirdametinib, were licensed from Pfizer in connection with the formation of our company. A U.S. composition of matter patent covering the chemical structure of nirogacestat expires in 2025 and two U.S. composition of matter patents that cover the polymorphic form of nirogacestat that is currently in clinical development expire in 2039. A U.S. composition of matter patent covering the polymorphic form of mirdametinib currently in clinical development expires in 2041. Our earliest patents may expire before, or soon after, either product candidate achieves marketing approval in the U.S. or foreign jurisdictions. Upon the expiration of the current patents, we currently intend to rely on orphan drug exclusivity to market our lead products. Once the patent life has expired, we may be open to competition from competitive products, including generics. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. The expiration of the patents covering our lead product candidates, and our inability to secure additional patent protection, could also have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for the industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates, and in May 2021, announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
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
We may seek regulatory approval of our product candidates based on an interim analysis conducted of a registrational trial, particularly if the interim analysis is statistically significant for the primary endpoint and the safety data demonstrate an acceptable safety and tolerability profile. The results of any such interim analysis would be discussed with the FDA at a pre-NDA meeting to assess the adequacy of the data to support the submission of an NDA; however, if the FDA does not agree that the interim analysis provides a sufficient basis for regulatory approval, we would not submit an NDA until the conclusion of such registrational trial.
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
•the AKS, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. On November 20, 2020, the Office of Inspector General, or OIG, finalized further modifications to the AKS. Under the final rules, the OIG added safe harbor protections under the AKS for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rules (with exceptions) became effective January 19, 2021.We continue to evaluate what effect, if any, the rule will have on our business;
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
Since its enactment, there have been numerous judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to $0, effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Following an appeal made by certain defendants, on June 17, 2021, the U.S. Supreme Court dismissed the plaintiffs' challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required, and due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Risks related to managing business and operations
The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.*
In December 2019, a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, was identified in Wuhan, China. This disease resulting from SARS-CoV-2, or COVID-19, has now become a global pandemic. The outbreak and government measures taken in response have had a significant impact, both directly and indirectly, on businesses and commerce throughout the world generally: worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, our personnel have been continuing their work outside of our offices. While, as of the date of this report, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway, as a result of the pandemic, including the impact of emerging variant strains of the COVID-19 virus and the rollout of COVID-19 vaccines, all of which remain uncertain and difficult to predict, we may continue to experience disruptions that could severely impact research and development timelines and outcomes, including, but not limited to:
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

Three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 pandemic continues to rapidly evolve. While the negative effects of the pandemic appear to be lessening and vaccines have been widely distributed and continue to be distributed in the United States, numerous other countries have not developed or distributed vaccines at all or on widespread bases, and, therefore, may continue to see widespread impact of the COVID-19 virus. The negative economic impacts on economies generally, resulting volatility in the stock market, and the negative impact on many industries, the workforce and retailers continue to be felt. Additionally, there have emerged numerous variant strains of the COVID-19 virus, and there is a possibility that the vaccines we currently have available will not be protective against such variant strains. The extent to which the current outbreak and any potential future resurgences or outbreaks impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, the success of treatments and vaccines designed to combat the COVID-19 virus and the effectiveness of other actions taken in the U.S. and other countries to diagnose, contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business and development activities in the manner and on the timelines presently planned could be materially and negatively impacted. There can be no assurance that any such disruptions or delays will not materially adversely impact our business, results of operations, access to financial resources and our financial condition.
If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to pursue our business strategy will be impaired, could result in loss of markets or market share and could make us less competitive.*
Our ability to compete in the highly competitive biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Saqib Islam, our Chief Executive Officer, Frank Perier, our Chief Financial Officer, Bhavesh Ashar, our Chief Commercial Officer, Badreddin Edris, our Chief Operating Officer, Michael Burgess, our Head of Research and Development and L. Mary Smith, our Chief Development Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements for these individuals, could harm our business.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2021, the Company had 49,103,066 shares of common stock outstanding, of which 600,259 shares are restricted share awards subject to future vesting.
As of June 30, 2021, approximately 54.0% of our shares of common stock are beneficially held by directors, executive officers and holders of more than 5% of our common stock and will be subject to certain limitations of Rule 144 under the Securities Act.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On July 30, 2021, the Company entered into amended and restated employment agreements with Saqib Islam, our Chief Executive Officer, Francs I. Perier, Jr. Perier, our Chief Financial Officer, Bhavesh Ashar, our Chief Commercial Officer, Badreddin Edris, our Chief Operating Officer, Michael Burgess, our Head of Research and Development, L. Mary Smith, our Chief Development Officer, Daniel J. Pichl, our Chief People Officer and Herschel S. Weinstein, our General Counsel and Corporate Secretary to provide for the accelerated vesting of certain stock-based awards in connection with such employee’s termination of employment due to his or her death or disability. The amended and restated agreements also increased certain severance benefits associated with a termination of such executives’ employment.
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

10.1*	Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Saqib Islam.
10.2*	Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Francis I. Perier, Jr..
10.3*	Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Badreddin Edris.
10.4*	Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Bhavesh Ashar.
10.5*	Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Michael Burgess.
10.6*	Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and L. Mary Smith.
10.7*	Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Daniel J. Pichl.
10.8*	Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Herschel S. Weinstein.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

SPRINGWORKS THERAPEUTICS, INC.

Date: August 4, 2021	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: August 4, 2021	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer