Form 10-Q
period 2021-09-30
SpringWorks Therapeutics, Inc.
filed 2021-11-04
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s Common Stock as of October 29, 2021 was 49,249,215.

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
•risks associated with the ongoing COVID-19 pandemic, which may adversely impact our business, preclinical studies and clinical trials;
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

SPRINGWORKS THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SpringWorks Therapeutics, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
(in thousands, except share and per-share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,852	$147,089
Marketable securities	334,060	361,395
Prepaid expenses and other current assets	5,101	4,914
Total current assets	433,013	513,398
Long-term marketable securities	52,731	53,336
Property and equipment, net	2,089	1,075
Operating lease right-of-use assets	1,242	1,944
Equity investment	3,184	3,871
Restricted cash	565	565
Other assets	2,451	2,002
Total assets	$495,275	$576,191
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$2,498	$1,350
Accrued expenses	24,344	14,885
Operating lease liabilities, current	1,257	1,375
Total current liabilities	28,099	17,610
Operating lease liabilities, long-term	367	1,359
Other long-term liabilities	131	164
Total liabilities	28,597	19,133
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 49,208,425 and 48,819,591 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	5	5
Additional paid-in capital	703,090	675,615
Accumulated other comprehensive income	24	41
Accumulated deficit	(236,441)	(118,603)
Total stockholders’ equity	466,678	557,058
Total liabilities and stockholders’ equity	$495,275	$576,191
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per-share data)	2021	2020	2021	2020
Operating expenses:
Research and development	$22,866	$13,923	$72,332	$36,597
General and administrative	18,029	7,669	45,340	20,946
Total operating expenses	40,895	21,592	117,672	57,543

Loss from operations	(40,895)	(21,592)	(117,672)	(57,543)
Interest and other income:
Other income (loss)	(58)	—	(96)	—
Interest income, net	179	63	617	1,156
Total interest and other income	121	63	521	1,156
Equity investment loss	(267)	(130)	(687)	(459)
Net loss	$(41,041)	$(21,659)	$(117,838)	$(56,846)

Net loss per share, basic and diluted	$(0.84)	$(0.51)	$(2.43)	$(1.35)
Weighted average common shares outstanding, basic and diluted	48,595,420	42,148,837	48,417,300	41,961,691
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(41,041)	$(21,659)	$(117,838)	$(56,846)
Changes in other comprehensive income:
Unrealized gain (loss) on marketable securities, net	(1)	69	(17)	25
Total changes in other comprehensive income	(1)	69	(17)	25
Comprehensive loss	$(41,042)	$(21,590)	$(117,855)	$(56,821)
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount
Balance at June 30, 2020	43,016,501	$4	$399,130	$(44)	$(108,216)	$290,874
Stock-based compensation expense			3,043			3,043
Forfeitures of restricted stock awards	(5,762)					—
Exercise of stock options	118,065		428			428
Other comprehensive income, net of tax				69		69
Net loss					(21,659)	(21,659)
Balance at September 30, 2020	43,128,804	$4	$402,601	$25	$(129,875)	$272,755

Balance at June 30, 2021	49,103,066	$5	$691,953	$25	$(195,400)	$496,583
Stock-based compensation expense			10,712			10,712
Forfeitures of restricted stock awards	(950)					—
Issuance of restricted stock awards	53,260	—				—
Exercise of stock options	53,049		425			425
Other comprehensive income, net of tax				(1)		(1)
Net Loss					(41,041)	(41,041)
Balance at September 30, 2021	49,208,425	$5	$703,090	$24	$(236,441)	$466,678

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount
Balance at December 31, 2019	43,006,077	$4	$395,097	$—	$(73,029)	$322,072
Stock-based compensation expense			6,992			6,992
Forfeitures of restricted stock awards	(10,990)					—
Exercise of stock options	133,717		512			512
Other comprehensive income, net of tax				25		25
Net loss					(56,846)	(56,846)
Balance at September 30, 2020	43,128,804	$4	$402,601	$25	$(129,875)	$272,755

Balance at December 31, 2020	48,819,591	$5	$675,615	$41	$(118,603)	$557,058
Stock-based compensation expense			26,562			26,562
Forfeitures of restricted stock awards	(7,142)					—
Issuance of restricted stock awards	264,551	—				—
Exercise of stock options	131,425		913			913
Other comprehensive income, net of tax				(17)		(17)
Net Loss					(117,838)	(117,838)
Balance at September 30, 2021	49,208,425	$5	$703,090	$24	$(236,441)	$466,678

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Operating activities
Net loss	$(117,838)	$(56,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	344	239
Non-cash operating lease expense	745	789
Stock compensation expense	26,562	6,992
Equity investment loss	687	459
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(301)	1,626
Other assets	(449)	(281)
Accounts payable	1,148	(1,590)
Accrued expenses	8,613	2,319
Lease liability	(1,039)	(1,060)
Other long-term liabilities	(33)	96
Net cash used in operating activities	(81,561)	(47,257)
Investing activities
Capital expenditures	(512)	(588)
Equity Investments	—	(3,500)
Purchases of marketable securities	(218,863)	(191,963)
Proceeds from sale and maturity of debt securities	246,786	—
Net cash provided by (used in) investing activities	27,411	(196,051)
Financing activities
Proceeds from stock option exercises	913	512
Net cash provided by financing activities	913	$512
Net decrease in cash and cash equivalents	(53,237)	(242,796)
Cash and cash equivalents including Restricted cash, beginning of period	147,654	328,192
Cash and cash equivalents including Restricted cash, end of period	$94,417	$85,396
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
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $236.4 million and $118.6 million, and working capital of $404.9 million and $495.8 million, as of September 30, 2021 and December 31, 2020, respectively. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.
The Company had cash, cash equivalents and marketable securities of $480.6 million and $561.8 million as of September 30, 2021 and December 31, 2020, respectively. Based on the Company's cash, cash equivalents and marketable securities as of September 30, 2021, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of the disease associated with the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The global pandemic caused by COVID-19 (including the impact of emerging variant strains of the COVID-19 virus) did not have significant impacts on the Company's financial condition, results of operations or cash flows for the periods presented. While the extent to which the ongoing COVID-19 pandemic impacts the Company’s future results will depend on future developments, the pandemic and associated impacts, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of emerging variant strains of the COVID-19 virus and the rollout of COVID-19 vaccines, all of which remain uncertain and difficult to predict, could result in a material impact to the Company’s future financial condition, results of operations and cash flows.
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
Research and Development Expenses
In accordance with ASC 730, “Research and Development”, expenditures for clinical development, including upfront licensing fees and milestone payments associated with products that have not yet been approved by the U.S. Food and Drug Administration, are charged to research and development expense as incurred. These expenses consist of expenses incurred in performing development activities, including salaries and benefits, stock-based compensation expense, preclinical expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Expenses incurred for certain research and development activities, including expenses associated with particular activities performed by contract research organizations, investigative sites in connection with clinical trials and contract manufacturing organizations, are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to the Company by its vendors on actual activities completed or costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of expense recognition. Expenses for research and development activities incurred that have yet to be invoiced by the vendors that perform the related activities are reflected in the consolidated financial statements as accrued research and development expenses. Advance payments for goods or services to be received in the future for research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
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
3. Marketable Securities
The following table summarizes the Company’s available-for-sale marketable securities as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. Government securities	$131,302	$40	$—	$131,342
Corporate debt securities	91,315	9	(16)	91,308
Commercial paper	111,410	—	—	111,410
Long-term investments:
U.S. Government securities	52,740	3	(12)	52,731
Total	$386,767	$52	$(28)	$386,791

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. Government securities	$157,079	$24	$(1)	$157,102
Corporate debt securities	74,773	2	(10)	74,765
Commercial paper	129,528	—	—	129,528
Long-term investments:
U.S. Government securities	53,310	26	—	53,336
Total	$414,690	$52	$(11)	$414,731
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities and commercial paper.
The Company’s available-for-sale securities classified as short-term marketable securities in the condensed consolidated balance sheets mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of September 30, 2021, the Company did not hold any investments with maturity dates greater than five years.
As of, and for the three and nine months ended September 30, 2021, the Company did not have any allowance for credit losses or impairments of its marketable securities.
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
As of September 30, 2021 and December 31, 2020, the Company's financial assets and liabilities recognized at fair value on a recurring basis consisted of the following:

	As of September 30, 2021
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$54,099	$54,099	$—	$—
Short-term investments:
U.S. Government securities	131,342	131,342	—	—
Corporate debt securities	91,308	—	91,308	—
Commercial paper	111,410	—	111,410	—
Long-term investments:
U.S. Government securities	52,731	52,731	—	—
Total	$440,890	$238,172	$202,718	$—

	As of December 31, 2020
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$107,723	$107,723	$—	$—
Short-term investments:
U.S. Government securities	157,102	157,102	—	—
Corporate debt securities	74,765	—	74,765	—
Commercial paper	129,528	—	129,528	—
Long-term investments:
U.S. Government securities	53,336	53,336	—	—
Total	$522,454	$318,161	$204,293	$—
As of September 30, 2021 and December 31, 2020, the Company’s financial assets measured at fair value on a recurring basis using a market approach included cash equivalents, which consist of money market funds, and marketable securities, which consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities and commercial paper.
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
5. License Agreements and Investments
TEAD Inhibitor License
In May 2021, the Company announced an exclusive worldwide license agreement with Katholieke Universiteit Leuven, or KU Leuven, and the Flanders Institute for Biotechnology, or VIB, pursuant to which the Company in-licensed a portfolio of novel small molecule inhibitors of the TEA Domain, or TEAD, family of transcription factors, designed for the potential treatment of biomarker-defined solid tumors driven by aberrant Hippo pathway signaling. Under the terms of the agreement, the Company made an upfront payment of $11 million to KU Leuven and VIB, which was recorded as research and development expense in the condensed consolidated statement of operations. Pursuant to the terms of the agreement, KU Leuven and VIB are also eligible to receive up to $285 million in development, regulatory and commercial milestones and tiered single-digit percentage royalties based on any future net sales of products developed based on the in-licensed technology.

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
As of September 30, 2021, the Company’s ownership interest in MapKure was 38.9%. In addition to the Company’s equity ownership in MapKure, the Company has appointed a member to each of MapKure’s joint steering committee and board of directors. The Company also contributes to clinical development and other operational activities for BGB-3245 through a service agreement with MapKure.
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
The Company recognized an equity loss of $0.3 million and $0.7 million for the three and nine months ended September 30, 2021, respectively and $0.1 million and $0.5 million for the three and nine months ended September 30, 2020, respectively. The Company’s ownership interest in MapKure is included in “Equity method investments” in the condensed consolidated balance sheets. The balance of the Company’s investment was $3.2 million as of September 30, 2021, representing the maximum exposure to loss as a result of the Company’s involvement with MapKure.
6. Accrued Expenses
Accrued expenses consists of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Accrued professional fees	$1,393	$827
Accrued compensation and benefits	5,975	5,834
Accrued research and development	13,746	7,922
Accrued other	3,230	302
Total accrued expenses	$24,344	$14,885

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
Additionally, the Company has excluded milestone or royalty payments or other contractual payment obligations as the timing and amounts of such obligations are unknown or uncertain.

Leases

Future lease payments under non-cancelable leases with terms of greater than one year as of September 30, 2021 are as follows:

(in thousands)	Operating Leases
2021	$231
2022	1,297
2023	135
2024 and thereafter	—
Total lease payments	1,663
Less: imputed interest	(39)
Present value of lease liabilities	$1,624

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
As of September 30, 2021, there was no litigation or contingency with at least a reasonable possibility of a material loss.
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
As of September 30, 2021, there were 4,390,020 shares available for issuance in connection with future awards under the 2019 Equity Incentive Plan.
Stock-Based Awards
During the nine months ended September 30, 2021, the Company granted 2,107,668 stock option awards and 264,551 restricted stock awards to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the nine months ended September 30, 2021, 421,651 restricted stock awards previously issued to employees of the Company vested, and 131,425 stock options were exercised.
As of September 30, 2021, there were 2,409,721 stock options vested and exercisable. In June 2019, the Company’s CEO received an award of 176,411 stock options, or the 2019 CEO Performance Award. During the quarter ended September 30, 2021, 106,577 options of the CEO Performance Award became exercisable upon the satisfaction of the market condition applicable to this award.
Stock-based compensation expense included in the condensed consolidated statements of operations for each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$4,285	$986	$9,613	$2,180
General and administrative	6,427	2,057	16,949	4,812
Total stock-based compensation expense	$10,712	$3,043	$26,562	$6,992
As of September 30, 2021, the unrecognized compensation expense related to unvested stock options and restricted stock awards was $112.3 million and $16.4 million, respectively, which is expected to be recognized over a weighted-average remaining period of approximately 2.72 and 1.51 years, respectively.
As of September 30, 2021, the Company had 6,424,419 stock options outstanding and 522,626 unvested restricted stock awards.
9. Net Loss per Share
Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potentially dilutive securities not included in the computation of the diluted net loss per share for the periods ended September 30, 2021 and 2020, because to do so would be anti-dilutive:

	As of September 30,
	2021	2020
Common stock options issued and outstanding	6,424,419	4,556,742
Restricted stock subject to future vesting	522,626	836,606
Total potentially dilutive securities	6,947,045	5,393,348

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
Our most advanced product candidate, nirogacestat, is an oral, small molecule gamma secretase inhibitor currently in development for the treatment of desmoid tumors, a rare and often debilitating and disfiguring soft tissue tumor for which there are currently no therapies approved by the U.S. Food and Drug Administration, or FDA. We believe nirogacestat may address the significant limitations associated with existing treatment options and has the potential to become the first therapy approved by the FDA for both newly diagnosed and previously treated desmoid tumors. Since we licensed nirogacestat from Pfizer Inc., or Pfizer, in August 2017, the FDA has granted us Orphan Drug Designation, Fast Track Designation and Breakthrough Therapy Designation for this indication, and the European Commission granted Orphan Drug Designation to nirogacestat for the treatment of soft tissue sarcoma. In May 2019, we announced the initiation of the DeFi trial, a potentially registrational Phase 3 clinical trial of nirogacestat for adult patients with desmoid tumors, and in July 2020, we announced full enrollment of the DeFi trial. The primary endpoint for the DeFi trial is progression free survival, defined as the time from randomization until the date of assessment of radiographic progression as measured by RECIST v1.1, the date of assessment of clinical progression or death by any cause. Radiographic or clinical progression are determined by blinded independent central review. The DeFi trial is an event-driven trial. We expect to reach the 51 events required for the study analysis by the end of the year. We expect to report topline data results from the study, after data validation and data analysis, by the end of the fourth quarter of 2021 or in early 2022. In addition to the ongoing DeFi trial, a Phase 2 clinical trial was initiated in collaboration with the Children’s Oncology Group, or COG, in September 2020, to evaluate nirogacestat for the treatment of pediatric patients with desmoid tumors.

Our second product candidate is mirdametinib, an oral, small molecule MEK inhibitor currently in development for the treatment of neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN, a rare tumor of the peripheral nerve sheath that causes significant pain and disfigurement, and that most often manifests in children. We believe that mirdametinib has the potential to offer a best-in-class profile in order to enable the long-term treatment required for this patient population, as compared to other MEK inhibitors. As with nirogacestat, we licensed mirdametinib from Pfizer in August 2017; since then, the FDA has granted mirdametinib both Orphan Drug Designation and Fast Track Designation for NF1-PN, and the European Commission has granted mirdametinib Orphan Drug Designation for NF1. In October 2019, we announced the initiation of the ReNeu trial, a potentially registrational Phase 2b clinical trial of mirdametinib for pediatric and adult patients with NF1-PN. In

February 2021, we reported interim clinical data from the first 20 adult patients enrolled in the Phase 2b ReNeu trial, and updated interim clinical data from these patients were presented in June 2021 at the Children's Tumor Foundation NF Conference. We expect to complete enrollment of the trial in the second half of 2021. In addition, a Phase 1/2 clinical trial of mirdametinib for pediatric, adolescent and young adult patients with low-grade glioma was initiated by St. Jude Children's Research Hospital, or St. Jude, pursuant to a research agreement that we entered into with St. Jude, whereby St. Jude is sponsoring the trial and we are providing partial funding, study drug and other non-financial support. In addition, a Phase 1b/2a platform clinical trial designed to evaluate mirdametinib both as a monotherapy and as a combination therapy in advanced solid tumors harboring MAPK-activating mutations was initiated by Memorial Sloan Kettering Cancer Center, or MSK. MSK is the sponsor of the study, and we are responsible for funding the study and for supplying mirdametinib for use in the study.

In addition to our late-stage programs in rare oncology indications, we have expanded our portfolio to develop targeted therapies for the treatment of highly prevalent hematologic malignancies and genetically defined metastatic solid tumors. To advance this strategy, we are taking a precision medicine approach in collaboration with industry leaders. In hematologic malignancies, we have announced collaborations with GlaxoSmithKline, or GSK, Janssen Biotech, Inc., Pfizer, Allogene Therapeutics, Inc., Precision BioSciences, Inc. and Seagen Inc., or Seagen, to develop novel combination regimens of nirogacestat alongside our collaborators’ B-cell maturation antigen, or BCMA, directed therapies for the treatment of multiple myeloma. In October 2021, we announced an update from our ongoing clinical collaboration with GSK evaluating nirogacestat in combination with BLENREP (belantamab mafodotin-blmf) in patients with relapsed or refractory multiple myeloma. In addition to our industry collaborations with leading BCMA-directed therapy developers, we are working with the Fred Hutchinson Cancer Research Center to further explore nirogacestat’s ability to potentiate BCMA-directed therapies as part of a sponsored research agreement. In genetically defined metastatic solid tumors, our most advanced efforts center on the mitogen activated protein kinase, or MAPK, pathway. In collaboration with BeiGene, Ltd., or BeiGene, we are exploring the combination of mirdametinib with BeiGene’s lifirafenib in RAS mutated and other MAPK aberrant cancers. In addition, we are exploring the use of BGB-3245 in a distinct set of genetically defined BRAF mutated tumors via MapKure, LLC, or MapKure, an entity jointly owned by us and BeiGene.

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

Furthermore, we intend to continue to expand our portfolio by licensing additional programs with strong biological rationales and validated mechanisms of action, such as the TEA Domain, or TEAD, inhibitor program that we in-licensed from Katholieke Universiteit Leuven, or KU Leuven, and the Flanders Institute for Biotechnology, or VIB, and the portfolio of epidermal growth factor receptor, or EGFR, small molecule inhibitors that we in-licensed from Dana-Farber Cancer Institute, or Dana-Farber, as referenced in 'Recent Developments' below. We also plan to continue using shared-value partnerships to maximize the potential of our therapies to serve patients. We continue to invest in building leading preclinical development, clinical development and commercial capabilities and have focused on structuring innovative partnerships that seek to align incentives and optimize business outcomes for each party involved. We believe that this approach will continue to allow us to expand our shared-value relationships with innovators, maximize the potential of our existing and future portfolio, and support the building of a scalable and sustainable business focused on the efficient advancement and commercialization of product candidates that hold the potential to transform the lives of patients living with severe rare diseases and cancer.

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
In August 2021, we announced a collaboration with MSK to conduct a Phase 1b/2a platform clinical trial designed to evaluate mirdametinib both as a monotherapy and as a combination therapy in advanced solid tumors harboring MAPK-activating mutations. MSK is the sponsor of the study, and we are responsible for funding the study and for supplying mirdametinib for use in the study. The trial initiated enrollment in September 2021 and will initially explore mirdametinib in two patient cohorts: the first in combination with fulvestrant, a selective estrogen receptor degrader, in patients with estrogen receptor positive metastatic breast cancer with concurrent MAPK pathway alterations, and the second as a monotherapy in advanced solid tumors harboring oncogenic MEK1 or MEK2 mutations.
In August 2021, we entered into a research collaboration with Dana-Farber to further investigate nirogacestat in combination with BCMA-targeting agents in a variety of preclinical multiple myeloma models. SpringWorks will be responsible for funding the work and will retain an option to exclusively license any new intellectual property emerging from the research collaboration.
In October 2021, we entered into an exclusive worldwide license agreement with Dana-Farber and a sponsored research agreement with Stanford Medicine for a portfolio of novel small molecule inhibitors of Epidermal Growth Factor Receptor, or EGFR, designed for the treatment of EGFR-mutant cancers. Under the terms of the agreement, the Company is required to make an upfront payment to Dana-Farber and Dana-Farber will be eligible to receive development and commercial milestones and royalties based on any future net sales.

In October 2021, we announced an update from our ongoing collaboration with GSK evaluating nirogacestat in combination with BLENREP, GSK's antibody-drug conjugate targeting BCMA, in patients with relapsed or refractory multiple myeloma. The nirogacestat and BLENREP combination is being evaluated as a sub-study of GSK’s ongoing Phase 1/2 DREAMM-5 platform trial. The first combination dose level that evaluated 0.95 mg/kg Q3W BLENREP plus nirogacestat has been expanded based on encouraging preliminary data observed in the dose exploration Phase 1 portion of the nirogacestat DREAMM-5 sub-study. This first dose level has advanced to a randomized Phase 2 cohort expansion and is now enrolling additional patients to further explore the safety and efficacy profile compared to a 2.5 mg/kg Q3W BLENREP monotherapy control arm, which is the same as the FDA approved monotherapy dose and schedule of BLENREP. In parallel, additional dose levels and schedules of BLENREP plus nirogacestat continue to be evaluated in the Phase 1 portion of the study. In addition, two new sub-studies will evaluate the BLENREP plus nirogacestat combination with standard-of-care multiple myeloma therapies in the DREAMM-5 trial. These two new sub-studies will explore BLENREP plus nirogacestat in combination with pomalidomide and dexamethasone and in combination with lenalidomide plus dexamethasone. Data from these sub-studies may enable future clinical trials in earlier lines of multiple myeloma.
COVID-19 Impact
In December 2019, a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, was identified in Wuhan, China. On March 11, 2020, the World Health Organization designated the outbreak of COVID-19, the disease associated with SARS-CoV-2, as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter- in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Since the onset of the COVID-19 pandemic, we have undertaken a number of business continuity measures to mitigate potential disruption to our operations and in order to preserve the integrity of our research and development programs. To date, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway; however, as a result of the pandemic, or any impacts of emerging variant strains of the COVID-19 virus, we may experience disruptions that could impact our research and development timelines and outcomes. We will continue to evaluate the impact of the ongoing COVID-19 pandemic, along with the impact of emerging variants, on our business. While the extent to which COVID-19 impacts our future results will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of emerging variant strains of the COVID-19 virus and the rollout of
COVID-19 vaccines, all of which remain uncertain and difficult to predict, it is possible that the global pandemic and its associated economic impacts could result in a material impact to our business, future financial condition, results of operations and cash flows.

Based on our cash, cash equivalents and marketable securities balance as of September 30, 2021 of $480.6 million, management estimates that its current liquidity position will enable it to meet operating expenses through at least 2022. For further details on our liquidity position, see the "Results of Operations."
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
A significant portion of our research and development expenses are external costs, which we track on a program-by-program basis after a clinical product candidate has been identified. Other research and development expenses include internal research and development costs, such as compensation-related costs for our research and development employees, as well as depreciation and other indirect costs, which we do not track on a program-by-program basis.
Expenditures for clinical development, including upfront licensing fees and milestone payments associated with our product candidates, are charged to research and development expense as incurred. These expenses consist of expenses incurred in performing development activities, including salaries and benefits, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, depreciation of equipment, contract services and other outside expenses. Costs for certain development activities, such as manufacturing and clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using either time-based measures or data such as information provided to us by our vendors on actual activities completed or costs incurred.
We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in activities related to developing our product candidates and our preclinical programs, and as certain product candidates advance into later stages of development, including our ongoing potentially registrational Phase 3 clinical trial for nirogacestat, or the DeFi trial, and our ongoing potentially registrational Phase 2b clinical trial for mirdametinib, or the ReNeu trial. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when, and to what extent, we will generate revenue from the commercialization and sale of any of our product candidates.
General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, corporate, commercial, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the continued development of our product candidates and expand operations to support the organization.
Interest and other income
Interest and other income consists primarily of interest income. Interest income consists of interest earned on our cash, cash equivalents and available-for-sale marketable securities.
Equity investment loss
The equity investment loss represents the Company’s share of the losses from the MapKure investment, which is accounted for using the equity method of accounting.
Results of Operations
Comparison of the three months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Operating Expenses:
Research and development	$22,866	$13,923	$8,943	64%
General and administrative	18,029	7,669	10,360	135%
Total operating expenses	40,895	21,592	19,303	89%
Loss from operations	(40,895)	(21,592)	(19,303)	89%
Interest and other income:
Interest income, net	179	63	116	184%
Other income (loss)	(58)	—	(58)	100%
Total interest and other income	$121	$63	$58	92%
Equity investment loss	(267)	(130)	(137)	105%
Net loss	$(41,041)	$(21,659)	$(19,382)	89%
Research and Development
Research and development expense increased by $8.9 million to $22.9 million for the three months ended September 30, 2021 from $13.9 million for the three months ended September 30, 2020, an increase of 64%.
The increase in research and development expense was attributable to a $6.6 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel and an increase in stock-based compensation expense and a $2.1 million increase in external costs related to drug manufacturing and trial costs.
General and Administrative
General and administrative expense was $18.0 million for the three months ended September 30, 2021, an increase of $10.4 million or 135% from $7.7 million for the three months ended September 30, 2020.

The increase in general and administrative expense was primarily attributable to the hiring of additional personnel in our general and administrative functions, as we continued to expand our operations to support the organization, including commercialization preparation efforts that are underway, and an increase in stock-based compensation expense. In addition, general and administrative expense included an increase of $3.1 million in information technology costs, and consulting and professional services, including legal, regulatory and compliance.
Comparison of the nine months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Operating Expenses:
Research and development	$72,332	$36,597	$35,735	98%
General and administrative	45,340	20,946	24,394	116%
Total operating expenses	117,672	57,543	60,129	104%
Loss from operations	(117,672)	(57,543)	(60,129)	104%
Other income:
Interest income, net	617	1,156	(539)	(47)%
Other income (loss)	(96)	—	(96)	100%
Total other income, net	$521	$1,156	$(635)	(55)%
Equity investment loss	(687)	(459)	(228)	50%
Net loss	$(117,838)	$(56,846)	$(60,992)	107%
Research and Development
Research and development expense increased by $35.7 million to $72.3 million for the nine months ended September 30, 2021 from $36.6 million for the nine months ended September 30, 2020, an increase of 98%.
The increase in research and development expense was attributable to a $13.3 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel and an increase in stock-based compensation expense, the $11.0 million nonrefundable upfront payment to KU Leuven and VIB for the in-licensing of the TEAD inhibitor program, and an increase of $11.2 million in external costs related to drug manufacturing and trial costs.
General and Administrative
General and administrative expense was $45.3 million for the nine months ended September 30, 2021, an increase of $24.4 million or 116% from $20.9 million for the nine months ended September 30, 2020.
The increase in general and administrative expense was primarily attributable to the hiring of additional personnel in our general and administrative functions, as we continued to expand our operations to support the organization, including commercialization preparation efforts that are underway, and an increase in stock-based compensation expense. In addition, general and administrative expense included an increase of $4.7 million in information technology costs, and consulting and professional services, including legal, regulatory and compliance.
Interest and Other Income
The decrease in interest and other income was driven by a decrease in interest income, net, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This decrease was attributable to a significant decline in interest rates which drove a lower return on cash, cash equivalents and marketable securities for the nine months ended September 30, 2021.
Liquidity and Capital Resources
Sources of Liquidity

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $117.8 million and $56.8 million for the nine months ended September 30, 2021 and 2020, respectively. We had an accumulated deficit of $236.4 million and $118.6 million as of September 30, 2021 and December 31, 2020, respectively. Based on our cash, cash equivalents and marketable securities balances as of September 30, 2021, management estimates that our liquidity position will enable it to meet operating expenses through at least twelve months after the date that this Quarterly Report is filed. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. Government securities and commercial paper.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	(81,561)	(47,257)
Net cash provided by (used in) investing activities	27,411	(196,051)
Net cash provided by financing activities	913	512
Net increase in cash and cash equivalents	(53,237)	(242,796)
Cash and cash equivalents, beginning of period	147,654	328,192
Cash and cash equivalents, end of period	$94,417	$85,396
Net Cash Used in Operating Activities
Net cash used in operating activities was $81.6 million for the nine months ended September 30, 2021, which was driven by a net loss of $117.8 million offset by stock-based compensation expense of $26.6 million, a net increase from changes in operating assets and liabilities of $7.9 million, non-cash operating lease expense of $0.8 million and an equity investment loss of $0.7 million. Net cash used in operating activities was $47.3 million for the nine months ended September 30, 2020, driven by a net loss of $56.8 million offset by stock compensation of $7.0 million, a net increase from changes in operating assets and liabilities of $1.1 million, non-cash operating lease expense of $0.8 million and an equity investment loss of $0.5 million.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $27.4 million for the nine months ended September 30, 2021 and net cash used in investing activities was $196.1 million for the nine months ended September 30, 2020. Net cash provided by investing activities for the nine months ended September 30, 2021 related to the sale and maturity of available-for-sale debt securities of $246.8 million, partially offset by the purchase of available-for-sale debt securities of $218.9 million and capital expenditures of $0.5 million. Net cash used in investing activities for the nine months ended September 30, 2020 was driven by the purchase of available-for-sale debt securities of $192.0 million, the June 2020 investment in MapKure of $3.5 million and capital expenditures of $0.6 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 and September 30, 2020 consisted of proceeds from stock option exercises.
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
•the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
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
Contractual Obligations
During the nine months ended September 30, 2021, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2020 Form 10-K.
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
Accrued Research and Development Expenses
Research and development expenditures for clinical development, including upfront licensing fees and milestone payments associated with products that have not yet been approved by the FDA, are charged to research and development expense as incurred. These expenses consist of expenses incurred in performing development activities, including salaries and benefits, stock-based compensation expense, preclinical expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Expenses incurred for certain research and development activities, including expenses associated with particular activities performed by CROs, investigative sites in connection with clinical trials and contract manufacturing organizations, are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to us by our vendors for actual activities completed or costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of expense recognition. Expenses for research and development activities incurred that have yet to be invoiced by the vendors that perform the related activities are reflected in the consolidated financial statements as accrued research and development expenses. Advance payments for goods or services to be received in the future for research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

We do not expect our estimates to be materially different from amounts actually incurred. For the periods presented, we have experienced no material differences between amounts accrued and actual expenses.
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
American Rescue Plan
As a follow-up to the CARES Act, the American Rescue Plan Act of 2021, or ARP Act, was signed into law on March 11, 2021 and includes several provisions intended to shore up the Patient Protection and Affordable Care Act, as amended, or ACA, including lower premiums for insurance purchased through the exchange marketplace, premium tax credits for insurance purchased by individuals on the exchange marketplace and providing significant subsidies for states that have not yet expanded their Medicaid programs under the ACA. These changes as well as other administrative changes such as extending enrollment periods for 2021 and increasing navigator funding for 2021 may decrease the uninsured patient populations while increasing enrollment from higher reimbursed commercial insurance to lower reimbursed exchange marketplace coverage. Although it is too early to determine the likely cumulative effect of these changes, such changes could impact our revenue depending on the number of covered individuals.
We will continue to monitor and assess the impact the ARP Act, CARES Act and similar legislation may have on our business and financial results.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We had cash, cash equivalents and marketable securities of $480.6 million and $561.8 million as of September 30, 2021 and December 31, 2020, respectively, which consisted of bank deposits, highly liquid money market funds and investments in high-quality, highly liquid available-for-sale debt securities. Historical fluctuations in interest rates have not had a significant impact on our financial position, results of operations or cash flows. We had no outstanding debt as of September 30, 2021. Due to the short-term maturities of our cash equivalents and the high-quality, highly liquid nature of our available-for-sale marketable securities, an immediate one percentage point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements, short-term U.S. Treasury securities and investments in high-quality, highly liquid available-for-sale debt securities including corporate debt securities, government-sponsored enterprise securities and commercial paper. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.
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

Summary of company-specific material risk factors
We have included a summary of the material risks that we believe are specific to SpringWorks. The summary does not include all material risks associated with our business and is not a conclusive ranking or prioritization of our risk factors. Further, placement of certain of these risks in the summary section as opposed to others does not constitute guidance that the risk factors included in the summary are the only material risks to consider when considering an investment in our securities. We believe that all risk factors presented in this Quarterly Report on Form 10-Q are important to an understanding of our company and should be given careful consideration. In addition, the summary of company-specific material risks does not include the appropriate level of detail necessary to fully understand these risks, and the corresponding risk factors that follow provide essential detail and context necessary to fully understand and appreciate these company-specific risks associated with our business.
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
•We were not involved in the early development of our lead product candidates or in the development of third-party agents being developed in combination with our product candidates; therefore, we are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical and clinical trials for our product candidates.
•If our clinical trials fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.
•Interim “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available, are not necessarily predictive of the final results of the completed study or the results of other ongoing or future studies and are subject to audit and verification procedures that could result in material changes.*
•As an organization, we have never successfully completed any registrational clinical trials, and we may be unable to do so for any product candidates we may develop.
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
Risks related to government regulation
•We have been granted Orphan Drug Designation for nirogacestat and mirdametinib and may seek Orphan Drug Designation for other product candidates, but we may be unable to obtain or maintain such designation or the benefits associated with such designation, including the potential for market exclusivity, which may negatively impact our financial performance.*
•A portion of our manufacturing of our lead product candidates takes place in China, with additional capacity sourced from India, through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest could materially adversely affect our business, financial condition and results of operations.*
Risks related to managing our business and operations
•We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
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

Company-specific material risk factors
Risks related to our research and development
Our business is highly dependent on the success of our lead product candidates, nirogacestat and mirdametinib, as well as other product candidates we may develop. If we are unable to successfully complete clinical development of, obtain regulatory approval for or commercialize our product candidates, or if we experience delays in doing so, our business will be materially harmed.
To date, we have not yet completed any registrational clinical trials or the development of any product candidates. Our future success and ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more product candidates. In July 2020, we announced full enrollment in our potentially registrational Phase 3 clinical trial of nirogacestat and we announced the initiation of a potentially registrational Phase 2b clinical trial of mirdametinib in October 2019. If either of our lead product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, including as a result of the ongoing COVID-19 pandemic, our development plans and business would be significantly harmed.
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
We were not involved in the early development of our lead product candidates or in the development of third-party agents being developed in combination with our product candidates; therefore, we are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical and clinical trials for our product candidates.
We had no involvement with or control over the initial preclinical and clinical development of any of our lead product candidates or third-party agents being developed in combination with our product candidates. We are dependent on third parties having conducted their research and development in accordance with the applicable protocols and legal, regulatory and scientific standards; having accurately reported the results of all preclinical studies and clinical trials conducted with respect to such product candidates; and having correctly collected and interpreted the data from these trials. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of our product candidates will be adversely affected.
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
Interim “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available, are not necessarily predictive of the final results of the completed study or the results of other ongoing or future studies and are subject to audit and verification procedures that could result in material changes.*

From time to time, we may publicly disclose interim topline or preliminary data from our clinical trials, such as the interim data updates from adult patients in the ReNeu trial, our Phase 2b clinical trial of mirdametinib, announced in February 2021 and June 2021. These interim updates are based on a preliminary analysis of then-available data, and the data and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, any topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, our interim data from the ReNeu trial reflected results from the first adult patients enrolled in the trial, but we have not yet reported final data from this trial across all patients, and those results may materially differ from our data in adults. Interim topline or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim topline or preliminary data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, interim data may not be predictive of the final results of the same study or the results of ongoing or future studies. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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
In addition, we contract with packaging providers with the appropriate expertise, facilities and scale to meet our needs. Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact our ability to operate or lead to delays in any clinical development programs. We believe that our current packaging contractors operate in accordance with cGMP, but we can give no assurance that FDA, EMA or comparable foreign regulatory authorities will not conclude that a lack of compliance exists. In addition, any delay in contracting for packaging services, or failure of the contract manufacturer to perform the services as needed, may delay any clinical trials, registration and launches, which could negatively affect our business. The extent to which the ongoing COVID-19 pandemic impacts our ability to procure our preclinical and clinical trial product supplies will depend on the severity and duration of the spread of the virus (along with emergent variant strains thereof) and the actions undertaken to contain COVID-19 or treat its effects, and may cause delays. If our current third-party contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.
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
A U.S. composition of matter patent covering the chemical structure of nirogacestat expires in 2025 and two U.S. composition of matter patents that cover the polymorphic form of nirogacestat that is currently in clinical development expire in 2039. Two U.S. patents covering several polymorphic forms of mirdametinib, including the polymorphic form that is currently in clinical development, expire in 2041. Notwithstanding expected patent life, if orphan drug exclusivity does not protect these products from competition, our business and financial condition could be materially adversely affected. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our future product candidates, we may never receive such designations.
A portion of our manufacturing of our lead product candidates takes place in China, with additional capacity sourced from India, through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest could materially adversely affect our business, financial condition and results of operations.*
We currently contract manufacturing operations to third parties, and clinical quantities of our lead product candidates are manufactured by these third parties outside the U.S., including in China, with additional capacity sourced from India. We expect to continue to use such third-party manufacturers for such product candidates. Any disruption in production or inability of our manufacturers in those countries to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since certain of these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currencies in China and India. Future appreciation of the local currencies could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in such countries.
Risks related to managing our business and operations
We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2021, we had 142 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect we will need additional managerial, clinical, manufacturing, medical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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

We have incurred significant net losses in each reporting period since our inception. To date, we have financed our operations principally through equity financings. We have derived all of our revenue from the nonrefundable upfront payment we received under the Jazz asset purchase and license agreement and we do not have any products approved for commercial sale or sources of recurring revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue from them. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each annual period since our inception. Our net losses were $117.8 million and $56.8 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $236.4 million and $118.6 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, including our lead product candidates, nirogacestat and mirdametinib, and any future product candidates.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development and clinical trials of our product candidates to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of September 30, 2021, we had $480.6 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2022. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development and obtain regulatory approval of our product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
Our executive officers, directors and their affiliates and holders of more than 5% of our common stock beneficially hold, in the aggregate, as of September 30, 2021, approximately 51.9% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are in their best interest as one of our stockholders.
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
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. Even if our agreements with any current or future corporate collaborators entitle us to indemnification against losses, that indemnification may not be available or adequate should any claim arise. Although we currently carry clinical trial insurance, the amount of insurance coverage we carry may not be adequate, and, in the future, we may be unable to maintain this insurance coverage, or we may not be able to obtain additional or replacement insurance at a reasonable cost, if at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay those amounts.
Risks related to intellectual property
Our success depends in part on our ability to protect our intellectual property, and patent terms may be inadequate to protect our competitive position. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.*
Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is affected by the extent to which we have rights under valid and enforceable patents that cover these activities. If our patents expire, or we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. Our current composition of matter patents covering nirogacestat and mirdametinib, were licensed from Pfizer in connection with the formation of our company. A U.S. composition of matter patent covering the chemical structure of nirogacestat expires in 2025 and two U.S. composition of matter patents that cover the polymorphic form of nirogacestat that is currently in clinical development expire in 2039. Two U.S. patents covering several polymorphic forms of mirdametinib, including the polymorphic form that is currently in clinical development, expire in 2041. Our earliest patents may expire before, or soon after, either product candidate achieves marketing approval in the U.S. or foreign jurisdictions. Upon the expiration of the current patents, we currently intend to rely on orphan drug exclusivity to market our lead products. Once the patent life has expired, we may be open to competition from competitive products, including generics. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. The expiration of the patents covering our lead product candidates, and our inability to secure additional patent protection, could also have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, EMA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA, or other marketing application and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
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

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on August 6, 2021 CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023. Further, implementation of these changes and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required, and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Risks related to managing business and operations
The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.*
In December 2019, a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, was identified in Wuhan, China. This disease resulting from SARS-CoV-2, or COVID-19, has become a global pandemic. The pandemic and government measures taken in response have had a significant impact, both directly and indirectly, on businesses and commerce throughout the world generally: worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, our personnel have been continuing their work outside of our offices. While, as of the date of this report, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway, as a result of the pandemic, including the impact of emerging variant strains of the COVID-19 virus and the availability and utilization of COVID-19 vaccines, all of which remain uncertain and difficult to predict, we may continue to experience disruptions that could severely impact research and development timelines and outcomes, including, but not limited to:
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
•unforeseen costs we may incur as a result of the impact of the ongoing COVID-19 pandemic, including the costs of mitigation efforts;
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

Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA, and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 pandemic continues to evolve, and the continuing and long-term impacts are difficult to predict. While the negative effects of the pandemic appear to be lessening and vaccines have been widely distributed and continue to be distributed in the United States, numerous other countries have not developed or distributed vaccines at all or on widespread bases, and, therefore, may continue to see widespread impact of the COVID-19 virus. The negative economic impacts on economies generally, resulting volatility in the stock market, and the negative impact on many industries, the workforce and retailers continue to be felt. Additionally, there have emerged numerous variant strains of the COVID-19 virus, and there is a possibility that the vaccines we currently have available will not be protective against such variant strains. The extent to which the current pandemic and any potential future resurgences or outbreaks impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread and distribution of the disease, the duration of the pandemic, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, the success of treatments and vaccines designed to combat the COVID-19 virus and the effectiveness of other actions taken in the U.S. and other countries to diagnose, contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business and development activities in the manner and on the timelines presently planned could be materially and negatively impacted. There can be no assurance that any such disruptions or delays will not materially adversely impact our business, results of operations, access to financial resources and our financial condition.

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2021, the Company had 49,208,425 shares of common stock outstanding, of which 522,626 shares are restricted share awards subject to future vesting.
As of September 30, 2021, approximately 51.9% of our shares of common stock are beneficially held by directors, executive officers and holders of more than 5% of our common stock and will be subject to certain limitations of Rule 144 under the Securities Act.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
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
4.4
Amendment to the Amended and Restated Investors’ Rights Agreement, dated as of February 25, 2021 (Incorporated by Reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2021).

10.1
Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Saqib Islam (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.2
Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Francis I. Perier, Jr. (Incorporated by Reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.3
Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Badreddin Edris (Incorporated by Reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.4
Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Bhavesh Ashar (Incorporated by Reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.5
Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Michael Burgess (Incorporated by Reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.6
Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and L. Mary Smith (Incorporated by Reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.7
Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Daniel J. Pichl (Incorporated by Reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.8
Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Herschel S. Weinstein (Incorporated by Reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

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

SPRINGWORKS THERAPEUTICS, INC.

Date: November 4, 2021	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: November 4, 2021	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer