Form 10-K
period 2021-12-31
SpringWorks Therapeutics, Inc.
filed 2022-02-24
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-39044
SPRINGWORKS THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware			83-4066827
(State of Other Jurisdiction of incorporation or Organization)			(I.R.S. Employer Identification No.)

100 Washington Blvd	Stamford	CT	06902
(Address of principal executive offices)			(Zip code)
Registrant’s telephone number, including area code: (203) 883-9490
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Stock, $0.0001 Par Value per Share	SWTX	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,902,816,927.
The number of outstanding shares of the Registrant’s Common Stock as of February 18, 2022 was 49,343,824.
Documents Incorporated by Reference
The registrant's definitive proxy statement relating to the annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2021 and is incorporated by reference in Part III to the extent described herein.

SpringWorks Therapeutics
Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, these forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward looking statements include, but are not limited to, statements about:
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
•the ability and willingness of our third-party collaborators to continue research and development activities relating to our product candidates, including those that are being developed as combination therapies;
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
•the success of competing products that are or may become available;
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
Any forward-looking statements in this Annual Report reflect our current views with respect to future events and future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Item 1A, Risk Factors and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information provided. Unless otherwise expressly stated, we obtained this industry information, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in each case, from sources we consider to be reliable, and in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

PART I
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company applying a precision medicine approach to acquiring, developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. We have a differentiated portfolio of small molecule targeted oncology product candidates and are advancing two potentially registrational clinical trials in rare tumor types, as well as several other programs addressing highly prevalent, genetically defined cancers. Our strategic approach and operational excellence across research, translational science, and clinical development have enabled us to rapidly advance our two lead product candidates into late-stage clinical trials while simultaneously entering into multiple shared-value partnerships with industry leaders to expand our portfolio. From this foundation, we are continuing to build a differentiated fully-integrated biopharmaceutical company intensely focused on understanding patients and their diseases in order to develop transformative targeted medicines.

Nirogacestat

Our most advanced product candidate, nirogacestat, is an oral, small molecule gamma secretase inhibitor, or GSI, in development as a monotherapy for the treatment of desmoid tumors, a rare and often debilitating and disfiguring soft tissue tumor for which there are currently no therapies approved by the U.S. Food and Drug Administration, or FDA. We believe nirogacestat may address the significant limitations associated with existing treatment options and has the potential to become the first therapy approved by the FDA for both newly diagnosed and previously treated desmoid tumors. Since we licensed nirogacestat from Pfizer Inc., or Pfizer, in August 2017, the FDA has granted us Orphan Drug Designation, Fast Track Designation and Breakthrough Therapy Designation for this indication, and the European Commission granted Orphan Drug Designation to nirogacestat for the treatment of soft tissue sarcoma. In May 2019, we announced the initiation of the DeFi trial, a potentially registrational Phase 3 clinical trial of nirogacestat for adult patients with desmoid tumors, and in July 2020, we announced full enrollment of the DeFi trial. We expect to trigger the topline analysis from this trial in the first quarter of 2022 and to report these data during the first half of the year. In addition to the ongoing DeFi trial, a Phase 2 clinical trial was initiated in collaboration with the Children’s Oncology Group, or COG, in September 2020, to evaluate nirogacestat for the treatment of pediatric patients with desmoid tumors.

In addition to monotherapy development, we are developing novel combination regimens of nirogacestat alongside B-cell maturation antigen, or BCMA, directed therapies for the potential treatment of multiple myeloma. To date, we have announced collaborations with GlaxoSmithKline, or GSK, Janssen Biotech, Inc., or Janssen, Pfizer, Allogene Therapeutics, Inc., or Allogene, Precision BioSciences, Inc., or Precision Biosciences, Seagen Inc., or Seagen, and AbbVie, Inc., or AbbVie, with five of these seven collaborations representing ongoing clinical trials and two representing trials expected to begin dosing patients in the first half of 2022. In addition to our industry collaborations with leading BCMA-directed therapy developers, we are working with the Fred Hutchinson Cancer Research Center, or Fred Hutch, and Dana-Farber Cancer Institute, or Dana-Farber, to further explore nirogacestat’s ability to potentiate BCMA-directed therapies as part of sponsored research agreements.

Mirdametinib

Our second product candidate is mirdametinib, an oral, small molecule MEK inhibitor initially in development for the treatment of neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN, a rare tumor of the peripheral nerve sheath that causes significant pain and disfigurement, and that most often manifests in children. We believe that mirdametinib has the potential to offer a best-in-class profile in order to enable the long-term treatment required for this patient population, as compared to other MEK inhibitors. As with nirogacestat, we licensed mirdametinib from Pfizer in August 2017; since then, the FDA has granted mirdametinib both Orphan Drug Designation and Fast Track Designation for NF1-PN, and the European Commission has granted mirdametinib Orphan Drug Designation for NF1. In October 2019, we announced the initiation of the ReNeu trial, a potentially registrational Phase 2b clinical trial of mirdametinib for pediatric and adult patients with NF1-PN. In June 2021, interim clinical data from the first 20 adult patients enrolled in the Phase 2b ReNeu trial were presented at the Children's Tumor Foundation NF Conference. In November 2021, we announced full enrollment of the ReNeu trial.

We are also exploring the use of mirdametinib for the treatment of genetically defined metastatic solid tumors both as a monotherapy and with combination approaches targeting the mitogen activated protein kinase, or MAPK, pathway. In collaboration with BeiGene, Ltd., or BeiGene, we are evaluating the combination of mirdametinib with BeiGene’s lifirafenib in RAS mutated and other MAPK aberrant cancers. In collaboration with Memorial Sloan Kettering Cancer Center, we are evaluating mirdametinib in combination with fulvestrant in patients with estrogen receptor-positive metastatic breast cancer that harbor concurrent mutations in the MAPK pathway and as a monotherapy in patients with solid tumors harboring activating mutations in MEK1 or MEK2. In collaboration with St Jude Children’s Research Hospital, we are evaluating mirdametinib for the treatment of pediatric and young adult patients with low-grade gliomas.

In addition to our development efforts with nirogacestat and mirdametinib, we are advancing additional drug candidates for the treatment of genetically defined metastatic solid tumors. The first of these is BGB-3245, a clinical-stage RAF fusion and dimer inhibitor being evaluated for the treatment of patients with a distinct set of BRAF-mutated tumors via MapKure, LLC, or MapKure, an entity jointly owned by us and BeiGene. We are also advancing two preclinical-stage small molecule programs, both of which we in-licensed in 2021. The first is a TEA Domain, or TEAD, inhibitor program that we in-licensed from Katholieke Universiteit Leuven, or KU Leuven, and the Flanders Institute for Biotechnology, or VIB, and the second is a portfolio of epidermal growth factor receptor, or EGFR, inhibitors that we in-licensed from Dana-Farber, and which we are developing under a research collaboration with Stanford and Dana-Farber.

We intend to continue expanding our portfolio beyond our existing pipeline by licensing additional programs with strong biological rationales and validated mechanisms of action. We also plan to continue using shared-value partnerships to maximize the potential of our therapies to serve patients. We have invested in building leading preclinical, clinical, medical and commercial capabilities and have focused on structuring innovative partnerships that seek to align incentives and optimize business outcomes for each party involved. We believe that this approach will continue to allow us to expand our collaborative relationships with innovators, maximize the potential of our existing and future portfolio, and support the building of a scalable and sustainable business focused on the efficient advancement and commercialization of product candidates that hold the potential to transform the lives of oncology patients.
COVID-19 pandemic
In December 2019, a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, was identified in Wuhan, China. On March 11, 2020, the World Health Organization designated the outbreak of COVID-19, the disease associated with SARS-CoV-2, as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter- in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Since the onset of the COVID-19 pandemic, we have undertaken a number of business continuity measures to mitigate potential disruption to our operations and in order to preserve the integrity of our research and development programs. To date, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway; however, as a result of the pandemic, or any impacts of emerging variant strains of the COVID-19 virus, we may experience disruptions that could impact our research and development timelines and outcomes. We will continue to evaluate the impact of the ongoing COVID-19 pandemic, along with the impact of emerging variants, on our business. While the extent to which COVID-19 impacts our future results will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of emerging variant strains of the COVID-19 virus and the availability and adoption of effective COVID-19 vaccines and boosters, all of which remain uncertain and difficult to predict, it is possible that the global pandemic and its associated economic impacts could result in a material impact to our business, future financial condition, results of operations and cash flows.
Our strategy
Our goal is to continue building a differentiated, global biopharmaceutical company by acquiring, developing and commercializing transformative medicines for underserved patient populations. We aim to be an industry leader in rare diseases and targeted oncology.
The key elements of our strategy include:
•Efficiently advance our lead product candidates, nirogacestat and mirdametinib, towards marketing approval in the rare oncology indications in which they are currently being developed. We believe that our leading drug development capabilities will enable us to continue efficiently advancing our product candidates towards marketing approval, and we will make use of accelerated regulatory pathways when possible. Since our inception in August 2017, we have made rapid progress advancing two product candidates towards marketing approval. Our first product candidate, nirogacestat, was granted Orphan Drug Designation, Fast Track Designation and Breakthrough Therapy Designation by the FDA for the treatment of desmoid tumors and Orphan Drug Designation by the European Commission for the treatment of soft tissue sarcoma. Nirogacestat is currently being evaluated in the potentially registrational DeFi trial; we expect to trigger the topline analysis from the Phase 3 DeFi trial in the first quarter of 2022 and to report these data during the first half of the year. Our second product candidate, mirdametinib, was granted Orphan Drug Designation by both the FDA and the European Commission for the treatment of NF1 and Fast Track Designation by the FDA for the treatment of NF1-PN. Mirdametinib is currently being evaluated in the potentially registrational ReNeu trial; in June 2021, interim clinical data from the first 20 adult patients enrolled in the Phase 2b ReNeu trial were presented at the Children's Tumor Foundation NF Conference. In November 2021, we announced full enrollment of the ReNeu trial.
•Establish nirogacestat as a cornerstone of BCMA-targeted therapy in multiple myeloma and deploy our precision oncology approach towards the treatment of biomarker defined subgroups of highly prevalent metastatic solid tumors.
•Maximize the potential of our portfolio through strategic partnerships and deploy our value-driven approach to identifying, acquiring and developing new medicines to further expand our portfolio. We have entered into strategic partnerships to develop innovative combination therapies that leverage emerging insights into the fundamental mechanisms that drive cancer. Our strategy is to align incentives among parties by sharing development costs and downstream economics for selected partnered programs. By pursuing this strategy, we believe that we can access promising therapies being developed across the biopharmaceutical industry for which there is scientific and clinical rationale for combinations with our existing product candidates. We have announced collaborations with Allogene, BeiGene, GSK, Janssen, Pfizer, Precision Biosciences, Seagen and AbbVie, and we intend to execute additional strategic partnerships in the future.
•Commercialize our product candidates, if approved, either alone or in partnership with others, to bring new medicines to underserved patient populations using a focused and efficient approach. We intend to market and commercialize our product candidates, if approved, in the U.S. and select international markets, either alone or in partnership with others. We are in the process of building our medical affairs organization and commercial infrastructure using a focused and efficient approach, initially establishing market access, sales and marketing capabilities in a targeted manner that is appropriate for the relevant product opportunity. We believe that this approach will allow us to effectively reach the patients and physicians that our product candidates have been developed for and to maximize the commercial potential of our portfolio.
•Continue to cultivate a tightly integrated network of patient advocacy groups, key opinion leaders, research institutions and healthcare providers to inform our approach to developing therapies that can transform the lives of patients and their families. We believe that in order to develop our portfolio in an efficient and impactful manner, it is imperative to cultivate a network of key stakeholders. Integrating the experiences and insights from these stakeholders, which include the Desmoid Tumor Research Foundation, the Children’s Tumor Foundation and leading academic physicians and researchers, continues to inform our approach to developing therapies that can transform the lives of patients and their families suffering from devastating rare diseases and cancer.
•Attract, retain and support the best talent through our deep commitment to maintaining a culture of diversity, inclusion and professional excellence.
Our product candidates
Our pipeline is summarized in the chart below.

____________________________
Note: Nirogacestat and Mirdametinib (both in-licensed from Pfizer).
*Received Orphan Drug, Fast Track and Breakthrough Therapy Designations.
†    Received Orphan Drug and Fast Track Designations.
(1)Being developed by MapKure, an entity that is jointly owned by us and BeiGene.
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
Nirogacestat
Overview

Nirogacestat, our most advanced product candidate, is an oral, selective GSI that we are developing for the treatment of certain oncology indications. Gamma secretase is a protease complex that cleaves numerous transmembrane proteins, including amyloid precursor protein, or APP, Notch, HER4, E-cadherin, N-cadherin, BCMA and CD44. Cleavage of these transmembrane proteins by gamma secretase leads to a variety of signaling events that result from the untethering of the cytoplasmic domains of these proteins. Several of gamma secretase’s substrates have been implicated in a variety of diseases, including APP in Alzheimer’s disease and BCMA and Notch in cancer, forming the rationale for evaluating gamma secretase as a therapeutic target. We believe there is significant potential for nirogacestat to address both newly diagnosed and previously treated desmoid tumors. Nirogacestat also has the potential to be used more broadly in cancer, either alone or in combination with other therapies, and we are currently exploring the use of nirogacestat in combination with BCMA-directed therapies for the potential treatment of multiple myeloma.

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

Based on encouraging results in desmoid tumor patients from Phase 1 and Phase 2 clinical trials, in May 2019, we announced the initiation of the DeFi trial, a potentially registrational Phase 3, double-blind, randomized, placebo-controlled clinical trial, and in July 2020, we announced full enrollment of the trial. We believe that we have designed the DeFi trial such that if nirogacestat demonstrates clinical activity consistent with that observed in desmoid tumor patients treated to date with nirogacestat, the primary endpoint of this clinical trial, which is progression free survival, or PFS, should be met. If the results are favorable, we plan to apply for marketing approval for nirogacestat in the U.S. and select international markets, although specific countries have not yet been finally determined.

In addition to our development efforts in desmoid tumors, we are evaluating nirogacestat as a combination agent with BCMA-targeted therapies for the treatment of patients with multiple myeloma. GSIs have been shown to reduce cleavage of membrane-bound BCMA on multiple myeloma cells, thereby improving the activity of BCMA-targeted therapies. We are evaluating this novel combination therapy approach through clinical collaborations with several industry partners. We have entered into separate non-exclusive clinical collaborations with GSK, Allogene, Janssen, Precision Biosciences, Pfizer, Seagen and AbbVie, each of whom is developing one or more BCMA-targeted therapies. Each partner is responsible for the conduct and expenses of a clinical trial to evaluate the combination of nirogacestat with its respective BCMA agent in relapsed or refractory multiple myeloma, or RRMM. Clinical trials being conducted with each of GSK, Allogene, Janssen, Precision Biosciences and Pfizer are ongoing, and we expect to initiate clinical trials with Seagen and AbbVie in the first half of 2022.
Nirogacestat for treatment of desmoid tumors
Disease background

Desmoid tumors, also referred to as aggressive fibromatosis or desmoid-type fibromatosis, are rare and often debilitating and disfiguring soft tissue tumors characterized by a growth pattern that can invade surrounding healthy tissues, including joints, muscle and viscera. The morbidity of a desmoid tumor is driven by the location of the tumor and the aggressiveness of its growth pattern. Mesentery desmoid tumors, arising in the abdominal cavity, can cause potentially life-threatening abdominal vasculature and bowel obstructions. Similarly, if a desmoid tumor occurs in the head and neck region, it can result in potentially life-threatening impingement on vital structures. When desmoid tumors occur near joints, even small lesions can result in debilitating loss of range of motion, impaired mobility and severe pain. While variable in size, in rare cases, desmoid tumors have been documented to grow in excess of 30 centimeters in diameter. Patients can experience severe impacts on their quality of life, including long-term pain, disfigurement and range-of-motion impairment, as a result of their tumors. An epidemiology study of 179 desmoid tumors patients treated at two Danish sarcoma centers, Aarhus University Hospital and Copenhagen University Hospital, indicated that healthcare resource utilization by patients is significantly elevated for about 3 years following a desmoid tumor diagnosis in part due to increased inpatient and outpatient visits and days in the hospital, underscoring the significance of the morbidities that result from this disease.
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
Clinical development of nirogacestat in desmoid tumors
Approximately 300 subjects have been exposed to nirogacestat across nine clinical trials, not including ongoing clinical trials such as our Phase 3 DeFi trial in desmoid tumor patients and combination trials with BCMA-targeted therapies. Nirogacestat’s clinical activity was observed in two previous clinical trials that enrolled desmoid tumor patients. The first of these was a Phase 1 dose-escalation clinical trial conducted by Pfizer in patients with solid tumors, a subset of whom had a diagnosis of desmoid tumor. Given the activity of nirogacestat in the desmoid tumor patients treated in this Phase 1 clinical trial, the NCI conducted a Phase 2 clinical trial in desmoid tumor patients, which evaluated nirogacestat at 150 mg twice daily, or BID, the same dose being used in our DeFi trial. Nirogacestat was initially intended to be developed as a potential treatment for Alzheimer’s disease, but early clinical trials evaluating its pharmacokinetics and biodistribution did not demonstrate adequate brain exposure to pursue this indication. Given Notch’s role in cancer, nirogacestat was subsequently investigated as a potential antitumor agent. We believe that the peripherally restricted exposure of nirogacestat, as well as the safety and tolerability profile it has demonstrated across clinical trials to date, positions it as a potentially best-in-class GSI for oncology indications.
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
The 64 patients enrolled in the Phase 1 clinical trial received nirogacestat doses ranging from 20 mg BID to 330 mg BID. The most common treatment-related adverse events (recorded in greater than 10% of patients) were diarrhea (55%), nausea (38%), fatigue (30%), hypophosphatemia (27%), vomiting (23%), rash (20%) and decreased appetite (17%). The majority of adverse events were Grade 1 through 3 and dose reductions due to treatment-related adverse events were infrequent. Treatment-related adverse events that led to temporary discontinuation or dose reduction included diarrhea, hypophosphatemia, rash, nausea, vomiting and fatigue, and most of these subsequently resolved. Seven patients (11%) permanently discontinued treatment due to adverse events. Of these, four patients (6%) discontinued due to a treatment-related adverse event (one for Grade 4 anaphylactic shock, one for Grade 1 visual impairment, one for a Grade 3 drug hypersensitivity reaction and one for Grade 3 rash). The Grade 4 anaphylactic shock adverse event was considered by the trial investigator to be related to intravenous treatment with morphine for pain control, as this adverse event started 25 minutes after morphine administration. However, treatment-related causality could not be excluded because the patient had received their first dose of nirogacestat before intravenous administration of morphine.
Long-term follow-up of the seven evaluable desmoid tumor patients in the Phase 1 clinical trial confirmed that all five patients who achieved a PR continued to maintain their responses between 48 and 73+ months. As of December 2016, four patients had stopped receiving nirogacestat but continued to be followed and remain free of progression between 11 and 53+ months after cessation of therapy. In all, the mean duration of clinical benefit observed was greater than 63 months. In addition, two patients continued to receive nirogacestat under a compassionate access protocol beyond the 2017 publication date, and through December 2020, one of these patients remained on treatment, having received nirogacestat for over eleven years. We believe the duration of clinical benefit and the tolerability profile observed in this Phase 1 clinical trial supported the rationale for the NCI’s subsequent clinical investigation of nirogacestat in desmoid tumor patients.
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
Sixteen patients were evaluable for a response using RECIST v1.1. Five patients had a confirmed PR and eleven patients had SD, yielding a disease control rate of 100% among the evaluable patients. Four of the five patients with a confirmed PR on nirogacestat had previously been treated with tyrosine kinase inhibitors, including sorafenib and imatinib, without a reported response. Median PFS had not been reached at the time of publication owing to the lack of patients progressing on therapy. Clinical benefit was observed independent of underlying mutation, number of previous treatments and type of previous treatments. As of January 2022, four patients are continuing to receive nirogacestat, with treatment durations exceeding 6 years for each of these patients.
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

APC (germline)
APC (somatic)
CTNNB1 T41A
CTNNB1 S45F
No mutations
Change in Tumor size (%)
30%
20%
10%
0%
-10%
-20%
-30%
-40%
-50%
-60%
-70%
-80%
CT
MRI
NP
16
02
03
07
12
04
10
06
01
17
11
08
13
15
05
09
14
Patient number

The following chart depicts treatment duration, clinical response and mutational status of desmoid tumor patients in the Phase 2 clinical trial. Time of PR is denoted using black arrows, and the ten patients continuing on therapy at the time of publication are denoted using gray arrows.

Patient number
02
06
05
03
07
04
11
17
16
12
15
09
08
13
01
14
10
0
5
10
15
20
25
30
35
40
45
Total number of cycles on treatment
APC (germline)
APC (somatic)
CTNNB1 T41A
CTNNB1 S45F
No mutations

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

Expanded access program

In August 2020, investigators at the University of Minnesota and the Dana-Farber Cancer Institute published data where clinical benefit was observed in four pediatric and young adult desmoid tumor patients treated with nirogacestat under our Expanded Access Program. The clinical activity of nirogacestat in these four patients yielded one complete response, two partial responses and one stable disease, with no Grade 3 or Grade 4 adverse events reported. We are encouraged by the data in these four pediatric and young adult patients and this Phase 2 clinical trial will enable us to further evaluate the potential benefit of nirogacestat in younger desmoid tumor patients. In September 2020, a Phase 2 clinical trial was initiated in collaboration with COG to evaluate nirogacestat for the treatment of children and adolescents with progressive, surgically unresectable desmoid tumors.
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
Patients are being randomized in a 1:1 ratio to receive 150 mg BID of nirogacestat or placebo every day for 28 day cycles. Eligible patients with confirmed disease progression on trial may enter the optional OLE phase to receive 150 mg BID of nirogacestat. The trial was designed to enroll approximately 115 patients. The primary PFS endpoint is defined as the time from randomization until the date of assessment of progression as determined using RECIST v1.1, or death by any cause. The documented date of radiographic progression will be determined by blinded independent central review. The FDA has stated that a PFS primary endpoint may support registration in an adequately designed trial with sufficient follow-up. We initiated the DeFi trial in May 2019, achieved complete enrollment in July 2020 and we expect topline data to be available in the first half of 2022; however, as the DeFi trial is an event-driven trial that is designed to measure the difference in PFS between patients receiving nirogacestat versus those receiving a placebo, the exact timing of the trial’s topline readout could fluctuate based upon the enrollment dynamics, the rate at which tumor progression events are occurring and site data entry and verification.
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
Regulatory pathway
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
In June 2019, we entered a clinical collaboration with GSK to explore the combination of nirogacestat with their BCMA-targeted ADC, BLENREP (belantamab mafodotin-blmf), in patients with RRMM. BLENREP is the most clinically advanced BCMA-targeted ADC and is approved as a monotherapy in RRMM patients whose disease has progressed despite prior treatment with at least four prior therapies, including an immunomodulatory agent, proteasome inhibitor and anti-CD38 antibody. We believe that the clinical activity of BCMA-directed therapies, including belantamab mafodotin, may be enhanced with the addition of a GSI, like nirogacestat. In June 2020, we announced the dosing of the first patient in an adaptive Phase 1b clinical trial evaluating the combination. Initial clinical data from the trial are expected in mid-2022. In October 2021, we announced the initiation of an expanded Phase 2 cohort from the first combination dose level that evaluated 0.95 mg/kg dose of BLENREP every three weeks plus nirogacestat based on encouraging preliminary data observed in the Phase 1 cohort. We also announced the addition of two new sub-studies that will explore BLENREP plus nirogacestat in combination with pomalidomide and dexamethasone and in combination with lenalidomide plus dexamethasone in patients with RRMM. GSK is responsible for the conduct and expenses of the trial, which is governed by a joint development committee with equal representation from each party.
In January 2020, we entered our second collaboration evaluating nirogacestat with a BCMA-targeted agent, in this case with ALLO-715, an allogeneic BCMA-targeted chimeric antigen receptor T-cell, or CAR T-cell, therapy product candidate being advanced by Allogene. In December 2020, Allogene announced clearance from the FDA for its IND to study ALLO-715 in combination with nirogacestat. As part of their ongoing Phase 1 clinical trial for ALLO-715, Allogene initiated the cohort evaluating the combination in the first quarter of 2021. Allogene is responsible for the conduct and expenses of the trial, which is governed by a joint development committee with equal representation from each party.
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
In September 2020, we also entered our fourth collaboration evaluating nirogacestat with a BCMA-targeted agent, in this case with PBCAR269A, an allogeneic BCMA-targeted CAR T-cell therapy being advanced by Precision Biosciences. In June 2021, we and Precision Biosciences announced the dosing of the first patient in the nirogacestat combination arm of Precision Biosciences’ ongoing Phase 1/2a clinical trial evaluating PBCAR269A. Precision Biosciences will be responsible for the conduct and expenses of the trial, which is governed by a joint steering committee with equal representation from each party.
In October 2020, we entered our fifth collaboration evaluating nirogacestat with a BCMA-targeted agent, in this case with elranatamab, a clinical-stage bispecific antibody that targets BCMA and CD3 being advanced by Pfizer. Elranatamab has demonstrated monotherapy clinical activity demonstrated in RRMM patients. Based on data presented by Pfizer demonstrating that the activity of elranatamab was improved when combined with a GSI in preclinical multiple myeloma models, we believe that the clinical activity of elranatamab may be enhanced with the addition of nirogacestat. In December 2021, we announced the dosing of the first patient in a Phase 1b/2 trial evaluating the combination. Pfizer is responsible for the conduct and expenses of the trial, which is governed by a joint development committee with equal representation from each party.
In June 2021, we entered our sixth collaboration evaluating nirogacestat with a BCMA-targeted agent, in this case with SEA-BCMA, a clinical-stage monoclonal antibody that targets BCMA being advanced by Seagen. SEA-BCMA has demonstrated monotherapy clinical activity in RRMM patients. Based on data presented by Seagen demonstrating that the activity of SEA-BCMA was improved when combined with a GSI in preclinical multiple myeloma models, we believe that the clinical activity of SEA-BCMA may be enhanced with the addition of nirogacestat. Seagen is expected to initiate a Phase 1 clinical trial evaluating the combination in the first half of 2022. Seagen will be responsible for the conduct and expenses of the trial, which is governed by a joint development committee with equal representation from each party.
In December 2021, we entered our seventh collaboration evaluating nirogacestat with a BCMA-targeted agent, ABBV-383, a clinical-stage bispecific antibody that targets BCMA and CD3 being advanced by AbbVie. ABBV-383 has demonstrated monotherapy clinical activity in RRMM patients. AbbVie is expected to initiate a Phase 1 clinical trial evaluating the combination in the first half of 2022. AbbVie is responsible for the conduct and expenses of the trial, which is governed by a joint steering committee with equal representation from each party.

In addition to our clinical collaborations, in September 2020, we entered into a sponsored research agreement with Fred Hutch to further explore the ability of nirogacestat to modulate BCMA and potentiate BCMA-targeting therapies in a variety of preclinical and patient-derived multiple myeloma models developed by researchers at Fred Hutch, and in August 2021, we entered into a sponsored research collaboration with Dana-Farber to further investigate nirogacestat with BCMA-targeting therapies in a variety of preclinical multiple myeloma models.
Disease background – multiple myeloma
MM is a plasma cell neoplasm with substantial morbidity and mortality and is the second most common hematologic malignancy in the U.S. accounting for approximately 10% of all hematologic cancers. The NCI surveillance, epidemiology and end results program estimated that in 2016 there were approximately 130,000 patients in the U.S. living with MM. Of these, approximately 30,000 have relapsed or are refractory to currently available therapies, representing a patient population with few therapeutic options and therefore a significant unmet medical need. It was estimated that approximately 13,000 individuals in the U.S. died from MM in 2020.
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
Current treatment landscape for MM
Treatment of MM has advanced significantly in the past decade driven by a deeper understanding of disease processes and a sequenced or polypharmacy approach. Newly diagnosed patients with MM are treated with either stem cell transplants or multiple classes of therapeutic agents, either alone or in combination, to attempt to control their disease progression. These agents include proteasome inhibitors such as bortezomib, immunomodulatory drugs such as lenalidomide, monoclonal antibodies such as daratumumab, histone deacetylase inhibitors such as panobinostat, alkylating agents such as melphalan, anti-inflammatories such as dexamethasone and chemotherapeutic agents such as doxorubicin. Despite these current options, the durability of clinical response and benefit is often brief. As there are no therapies that currently are considered curative, nearly all patients who survive initial treatments are eventually deemed resistant or refractory to available therapies and their disease continues to progress. By the time these heavily pretreated patients reach this advanced state, they are often directed to clinical trials for treatment with experimental agents. Due to the advanced condition of these patients, the refractory nature of their disease and the toll prior treatments have taken on their health, responses to treatment are generally poor.
BCMA-directed agents have emerged as a potentially promising approach for the treatment of RRMM patients due to the restriction of BCMA’s expression solely on the surface of plasmablasts and differentiated plasma cells. The first of these agents to receive regulatory approval was GSK’s BLENREP (belantamab mafodotin-blmf), a BCMA-targeted ADC which was approved by the FDA in August 2020 as a monotherapy treatment for adults with RRMM who have received at least four prior therapies. In March 2021, Bristol-Myers Squibb Company’s and bluebird bio, Inc.’s Abecma (idecabtagene vicleucel), a BCMA-directed autologous CAR T-cell therapy, was approved by the FDA for the treatment of adult patients with RRMM who have received four or more prior lines of therapy. We are aware of at least 20 other distinct programs in preclinical and clinical development that target BCMA; these programs represent a variety of therapeutics modalities, including ADCs, monoclonal antibodies, bispecific antibodies, autologous CAR T-cells and allogeneic CAR T-cells.
We are also aware of at least two efforts by others to combine a GSI and a BCMA-directed agent to treat RRMM. Juno Therapeutics, Inc., a subsidiary of Bristol-Myers Squibb Company, is currently evaluating an autologous BCMA-directed CAR T-cell therapy in combination with crenigacestat, a GSI licensed from Eli Lilly and Company in December 2017; this combination is currently in Phase 1/2 clinical testing. In December 2018, Novartis licensed the rights to another GSI, AL102, for use in combination with its bispecific antibody, WVT078, which targets BCMA and CD3; this combination is currently in Phase 1 clinical testing. Both crenigacestat and AL102 have been evaluated in Phase 1 clinical trials and a challenging tolerability profile was observed for both of these agents.
Combination of nirogacestat and BCMA-targeted therapies
We believe that BCMA-targeted therapies will play an important role in the future treatment paradigm of MM, with each of our collaboration partners possessing particular advantages among the modalities being investigated to therapeutically target BCMA. ADCs and bispecific antibodies possess several attractive features, including conventional infusion schedules and standard pharmaceutical manufacturing, storage and administration processes. In addition, dosing of ADCs and bispecific antibodies can be readily modified throughout the course of treatment. Allogeneic CAR T-cell therapies have the benefit of potentially yielding profound clinical benefit using a one-time infusion of an ‘off-the-shelf’ cell therapy product. Physician and patient preference for a given BCMA-targeted therapy modality may depend upon the treatment setting in which a patient is receiving care, the clinical characteristics of a given patient and the efficacy and tolerability profile of the therapy.
Given our clinical experience with nirogacestat as well as its tolerability profile at doses we believe will be active in combination with BCMA-targeted therapies based upon preclinical MM models, we believe that nirogacestat could be a compelling and differentiated GSI for use in combination with a BCMA-directed therapy in MM. We believe that nirogacestat, by maintaining a high level of surface expression of BCMA on MM cells and by reducing peripheral antigen sink resulting from shed soluble BCMA extracellular domain, or ECD, has the potential to improve clinical outcomes compared to a BCMA-targeted therapy alone. In particular, we believe this combination has the potential to improve response rates, prolong the duration of clinical benefit or reduce the side effect profile by enabling administration of a BCMA-targeted therapy at a lower dose in combination with nirogacestat.
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
The activity of allogeneic CAR T-cell therapies, such as ALLO-715 and PBCAR269A, against BCMA-expressing MM cells is driven by direct T-cell mediated killing of BCMA expressing MM cells.
The activity of BCMAxCD3 bispecific antibodies, such as teclistamab, elranatamab and ABBV-383, is driven by the recruitment and activation of T-cells to kill BCMA-expressing MM cells.
The activity of monoclonal antibodies targeting BCMA, such as SEA-BCMA, is driven by the blocking of BCMA-mediated pro-survival and proliferative signaling, mediating antibody-dependent cellular phagocytosis, and enhanced antibody-dependent cellular cytotoxicity.
The following graphic illustrates the effect of GSI (shown in combination with a BCMA directed ADC) on decreasing gamma secretase-mediated cleavage of BCMA, leading to increased density of target (BCMA) on cancer cells and reduced levels of decoy receptors (soluble BCMA ECD).

Data presented at the American Society of Hematology Annual Meeting in 2019, shown below, demonstrated that treatment of BCMA-expressing cancer cell lines with nirogacestat led to significantly increased levels of cell surface expression of BCMA and corresponding decreases in shedding of BCMA, as measured by levels of soluble BCMA. We believe each of these mechanisms is important for potentiating the activity of BCMA-directed therapies.

1A2
ARH77
L363
LP1
RAJI
sBCMA (pg/ml)
CONC
8000
6000
4000
2000
0
5000
4000
3000
2000
1000
200000
150000
100000
50000
80000
60000
40000
20000
1500
1000
500
Comp-PE-A :: IgG

		P value
2500 vs. 2.5	*	0.0304
2500 vs. 0	**	0.0069
250 vs. 0	*	0.0197

		P value
2500 vs. 2.5	*	0.0304
2500 vs. 0	**	0.0069
250 vs. 0	*	0.0197

		P Value
2500 vs. 2.5	*	0.0304
2500 vs. 0	**	0.0069
250 vs. 0	*	0.0197

		P Value
2500 vs. 2.5	*	0.0304
2500 vs. 0	**	0.0069
250 vs. 0	*	0.0197

PF-03084014
0.0000 µM
0.0025 µM
0.0250 µM
0.2500 µM
2.5000 µM

The addition of a gamma secretase inhibitor to a BCMA-directed therapy has been demonstrated in preclinical models to potentiate the activity of BCMA-directed therapies across all modalities, including ADCs, bispecific antibodies, CAR T-cell therapies and monoclonal antibodies, as shown by the data below. In the presentation below, the top left panel shows a 3-day proliferation assay conducted on a panel of multiple myeloma and lymphoma cell lines with varying levels of BCMA expression. Results showed that adding nirogacestat enhanced multiple myeloma cell killing activity of belantamab mafodotin up to 3,000-fold and enabled sensitivity in belantamab mafodotin resistant cell lines outside of multiple myeloma. The top right panel demonstrates that the addition of a GSI improves the activity of a BCMA-CD3 bispecific antibody in a cytotoxic T lymphocyte assay. The bottom left panel shows that enhanced cytolytic activity of BCMA CAR T-cells was observed on BCMA-positive multiple myeloma cells that were pre-incubated with nirogacestat for 24 hours to increase levels of BCMA cell surface expression. The bottom right panel shows the combination of SEA-BCMA, a monoclonal antibody, and GSI led to enhanced increased cell lysis in multiple myeloma cells. Based on this preclinical data, we believe that by increasing surface expression of BCMA and reducing the shedding of soluble BCMA, nirogacestat may enhance the ability of BCMA-directed therapies to target disease-causing MM cells and improve clinical activity or tolerability in patients.
Preliminary clinical data presented at the American Society of Hematology Annual Meeting in December 2021 by our collaborator, Precision Biosciences, from the ongoing Phase 1/2a clinical trial evaluating its BCMA CAR T-cell therapy, PBCAR269A, demonstrated that nirogacestat can lead to the expansion of BCMA CAR T-cells in multiple myeloma patients. When combined with nirogacestat, a low dose of allogeneic BCMA CAR T-cells, in this case PBCAR269A, achieved a similar level of expansion and persistence as a 7-fold higher dose of CAR T-cells administered as a monotherapy, as shown in the chart below. The ongoing study includes two cohorts with Cohort A receiving CAR T-cell therapy only and Cohort B receiving CAR T-cell therapy in combination with nirogacestat.

Cohort A, DL2 n = 3
Cohort A, DL4 n = 3
Cohort B, DL2 n = 5
Cohort A, DL2: 2.0 x 10^6 cells/kg
Cohort A, DL4: 960 x 10^6 cells (flat dose)
Cohort B, DL2: 2.0 x 10^6 cells/kg + nirogacestat
CAR T cells/ml
10000
8000
6000
4000
2000
2000
1500
1000
500
200
150
100
50
0
Screen
Day 0
Day 1
Day 3
Day 7
Day 10
Day 14
Day 21
Day 28
Day 42
Day 60
Sample day (post-CAR T)

Mirdametinib
Overview
Mirdametinib is an oral, small molecule inhibitor of MEK1 and MEK2. MEK proteins occupy a pivotal position in the MAPK pathway, a key signaling network that regulates cell growth and survival, and that plays a central role in multiple oncology and rare disease indications.
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
In addition to our monotherapy program in NF1-PN, we believe that mirdametinib holds promise for use in multiple targeted combination therapies in oncology and for the treatment of other genetically defined tumors. Our first such effort is evaluating mirdametinib in combination with BeiGene’s RAF dimer inhibitor, lifirafenib (BGB-283). In May 2019, we announced the initiation of an adaptive Phase 1b/2 clinical trial of this combination that is being conducted by BeiGene. This trial is currently enrolling patients in the U.S. and Australia with advanced or refractory solid tumors harboring relevant genetic mutations in the MAPK pathway, and we expect to report initial clinical data from this trial we expect to report initial clinical data from this trial at a company-sponsored R&D Day in 2022. In addition, we are evaluating mirdametinib in combination with fulvestrant in patients with estrogen receptor-positive metastatic breast cancer and as a monotherapy in patients with solid tumors harboring activating mutations in MEK1 or MEK2 in an ongoing Phase 1b/2a clinical trial sponsored by Memorial Sloan Kettering Cancer Center and supported by SpringWorks. In collaboration with St. Jude Children’s Research Hospital, we are evaluating mirdametinib for the treatment of pediatric and young adult patients with low-grade gliomas in an ongoing Phase 1/2 clinical trial.
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
SOS
GRB2
GRB2
SOS
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
Current treatment landscape for NF1-PN
A MEK inhibitor, Koselugo (selumetinib), was approved by the FDA in April 2020 for the treatment of pediatric patients two years of age and older with NF1 who have symptomatic, inoperable PN and is also being evaluated in an ongoing Phase 3 clinical trial for the treatment of adult patients with NF1 who have symptomatic, inoperable PN. While surgical resection is another treatment option for NF1-PN patients, wide margins are required to resect the tumors, and this is an outcome that can rarely be achieved in NF1-PN patients. This is because NF1-PN arise from nerve cells and grow in an infiltrative pattern, making it challenging to successfully resect tumors without severe comorbidities, such as permanent nerve damage and disfigurement. Patients that are ineligible for surgery or those who have had a recurrence post-surgery are often treated with a variety of off-label therapies. Among these off-label therapies are various systemic treatments, such as chemotherapy and immunotherapy, which have not been shown to consistently confer a clinical benefit.
The inadequacy of surgery highlights the need for improved systemic therapies. Given that NF1-PN is driven by overactivation of the MAPK pathway, MEK inhibitors have emerged as a class of therapies that hold significant promise for the treatment of NF1-PN, and we believe that MEK inhibitors have the potential to become the standard of care.
In addition to Koselugo, we are aware of at least two other MEK inhibitors in Phase 2 investigator-sponsored clinical trials for this indication, including a MEK inhibitor approved for other oncology indications that is sometimes used off-label in NF1-PN patients. Given the lifelong and devastating nature of NF1-PN, as well as the need to begin treating patients at a young age, we believe that the optimal MEK inhibitor is one that will have a tolerability profile suitable for long-term dosing while simultaneously arresting or reversing tumor growth.
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
Clinical development of mirdametinib for NF1-PN
Over 200 subjects have been exposed to mirdametinib across eight clinical trials, not including our ongoing ReNeu trial in NF1-PN patients and the ongoing Phase 1b/2 combination clinical trial with BeiGene. Mirdametinib has shown clinical activity in a previous Phase 2 clinical trial conducted by the Neurofibromatosis Clinical Trial Consortium that enrolled adolescent and adult NF1-PN patients, and data from this clinical trial were published in the Journal of Clinical Oncology in 2021. Given the activity and tolerability of mirdametinib in this clinical trial, we are utilizing the same dose and schedule in our potentially registrational Phase 2b ReNeu trial. Furthermore, based on discussions with the FDA, we will be enrolling pediatric NF1-PN patients, in addition to adolescent and adult patients.
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
Phase 2b ReNeu trial in NF1-PN and regulatory pathway
Given the degree of clinical benefit observed in patients with NF1-PN in the previous Phase 2 clinical trial of mirdametinib, and informed by our discussions with the FDA, we initiated the potentially registrational ReNeu clinical trial in the fourth quarter of 2019. The ReNeu trial is a Phase 2b, longitudinal, open-label clinical trial designed to evaluate the efficacy, safety and tolerability of mirdametinib in patients at least two years of age with an inoperable NF1-PN that is causing significant morbidity or major deformity. The ReNeu trial is being conducted at clinical sites in North America. As in the previous Phase 2 clinical trial in NF1-PN patients, mirdametinib is being administered orally at a 2 mg/m2 BID dose with a maximum dose of 4 mg BID (without regard to food). Dosing is occurring on a four-week cycle with a three weeks-on, one week-off schedule. The intervention period will last for up to 24 cycles. In contrast to the previous Phase 2 clinical trial, we have designed our ReNeu trial with an intervention period that we believe is optimized to demonstrate the full antitumor activity of mirdametinib in NF1-PN patients.

In November 2021, we announced full enrollment of the Phase 2b ReNeu trial, with over 50 adults and over 50 pediatric patients with NF1-PN enrolled. The primary endpoint is ORR measured using three-dimensional MRI volumetric analysis and assessed by blinded independent central review, or BICR. As in the previous Phase 2 clinical trial, an objective response is defined as a decrease of at least 20% in tumor volume in the target NF1-PN by BICR. Key secondary endpoints include the duration of response and health-related quality-of-life measurements.
Interim clinical data

In February 2021, we reported interim clinical data from the first 20 adult patients enrolled in the Phase 2b ReNeu trial and in June 2021, we presented updated data from these 20 patients at the Children’s Tumor Foundation NF Conference. Demographics and baseline characteristics of these patients are shown in the table below.

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

As of the data cut-off date of March 23, 2021, 10 of these 20 patients (50%) had achieved an objective response, as assessed by a reduction of at least 20% in tumor volume by BICR. The following chart shows the best percent change in tumor volume from baseline in these first 20 adult patients. Seven of the 10 patients who achieved an initial objective response had confirmed partial responses.

______________________________
PD: progressive disease; PR: partial response (defined as a ≥20% reduction in tumor volume); cPR: confirmed partial response; uPR: unconfirmed partial response; SD: stable disease

The duration of treatment for the 20 patients evaluated is shown in the chart below. As of the March 23, 2021 data cut-off, 16 patients (80%) remained on therapy and four patients discontinued treatment with one due to disease progression, one due to an adverse event of Grade 1 diarrhea, one participant decision and one patient being unable to undergo the required MRI imaging due to a titanium rod implant from non-treatment related worsening of scoliosis. At the time of data cut-off, the median time on treatment for these 20 patients was 13 cycles (approximately 12 months) and all 10 patients who had achieved an objective response remained on therapy.

______________________________
PR: partial response (defined as a ≥20% reduction in tumor volume); SD: stable disease

As of the March 23, 2021 data cut-off, mirdametinib continued to be generally well tolerated. The majority of treatment-related adverse events, or TRAEs, were Grade 1 or 2 with only one Grade 3 TRAE of rash reported; no Grade 4 or 5 adverse events have been reported. One patient required a dose reduction due to a Grade 3 rash. The following table shows the most common treatment-emergent adverse events, or TEAEs, occurring in ≥15% of the 20 patients evaluated as well as Grade 3 TEAEs and TRAEs as of the data cut-off date.

	Treatment-Emergent AEs (≥15% of patients)			Treatment-Related AEs
	All Grades n (%)	Grade 3 n (%)	Grade 4 n (%)	Grade 3 n (%)	Grade 4 n (%)
Adverse Event
At least 1 AE	20 (100)	3 (15)	—	1 (5)	—
Dermatitis acneiform/Rash/ Rash maculopapular	18 (90)	1 (5)	—	1 (5)	—
Nausea	12 (60)	—	—	—	—
Diarrhea	10 (50)	—	—	—	—
Fatigue	6 (30)	—	—	—	—
Abdominal Pain	6 (30)	—	—	—	—
Vomiting	5 (25)	—	—	—	—
Dry skin	4 (20)	—	—	—	—
Ejection fraction decreased	4 (20)	—	—	—	—
Constipation	3 (15)	—	—	—	—
Dyspnea	3 (15)	1 (5)	—	—	—
Gastroesophageal reflux disease	3 (15)	—	—	—	—
Arthralgia	3 (15)	—	—	—	—
Ear pain	3 (15)	—	—	—	—
Urinary tract infection	3 (15)	—	—	—	—
Coronavirus infection	—	1 (5)	—	—	—
Coronavirus test positive	—	1 (5)	—	—	—

Headache	—	1 (5)	—	—	—
Non-cardiac chest pain	—	1 (5)	—	—	—
Scoliosis	—	1 (5)	—	—	—
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

* represents NSCLC patients
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
Current treatment landscape

In May 2021, Amgen Inc.’s LUMAKRAS (sotorasib), a RAS GTPase family inhibitor, received accelerated approval from the FDA for the treatment of adult patients with KRAS G12C mutated locally advanced or metastatic non-small cell lung cancer, who have received at least one prior systemic therapy. In addition to LUMAKRAS, there are currently multiple programs in clinical development for RAS-mutant solid tumors that are evaluating various mechanisms of action and targeting specific RAS mutations.
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
Combination of mirdametinib and lifirafenib
We believe that the biological rationale and the differentiated pharmacological properties of mirdametinib in combination with lifirafenib support the potential to provide significant clinical benefit in these large genetically defined tumor populations with significant unmet medical need. Our ongoing Phase 1b/2 clinical trial of the novel combination of mirdametinib and lifirafenib is among the first clinical trials evaluating vertical inhibition of the MAPK pathway using a RAF dimer inhibitor and a MEK inhibitor. We believe this combination has the potential to provide meaningful clinical benefit in patients with solid tumors harboring RAS mutations, RAF mutations and other MAPK pathway aberrations.
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
Combination of mirdametinib and lifirafenib clinical trial
In May 2019, we announced the initiation of an adaptive Phase 1b/2 clinical trial evaluating the combination of mirdametinib and lifirafenib. This clinical trial is enrolling patients with advanced or refractory solid tumors harboring relevant genetic mutations in the MAPK pathway. This clinical trial is being conducted by BeiGene in collaboration with us in both the U.S. and Australia. The clinical trial is comprised of two stages. In the first stage, we intend to determine the MTD and recommended Phase 2 dose of the combination therapy. In the second stage, the trial is expected to enroll expansion cohorts comprised of patients with tumor types and mutational backgrounds of interest, which may include non-small cell lung cancer and endometrial cancer with KRAS mutations, to assess antitumor efficacy, safety and tolerability of the combination therapy at the recommended Phase 2 dose. We expect to report initial clinical data from the ongoing Phase 1b/2 trial at a company-sponsored R&D Day in 2022.
Mirdametinib for the treatment of other MAPK-aberrant solid tumors

We are also evaluating mirdametinib for the treatment of solid tumors harboring other MAPK aberrations, in both monotherapy and combination approaches. In June 2021, we announced the initiation of Phase 1/2 clinical trial of mirdametinib in children and young adults with low-grade glioma. The study is sponsored by St. Jude Children’s Research Hospital and supported by SpringWorks. In August 2021, we announced the evaluation of mirdametinib in a Phase 1b/2a platform study sponsored by Memorial Sloan Kettering Cancer Center and supported by SpringWorks to explore the compound both as a monotherapy and as a combination therapy in advanced solid tumors harboring MAPK-activating mutations. The trial, which initiated in the third quarter of 2021, is initially exploring mirdametinib in two patient cohorts: the first in combination with fulvestrant, a selective estrogen receptor degrader in patients with estrogen receptor-positive metastatic breast cancer with MAPK alterations (particularly inactivating mutations in NF1), and as a monotherapy in advanced solid tumors harboring oncogenic MEK1 or MEK2 mutations.
BGB-3245 in genetically defined BRAF-mutant solid tumors
In June 2019, we announced the formation of MapKure, which is jointly owned by us and BeiGene. BeiGene licensed to MapKure exclusive rights to BGB-3245, a novel, oral, selective small molecule inhibitor of monomeric and dimeric forms of activating BRAF mutations, including V600 BRAF mutations, non-V600 BRAF mutations and RAF fusions. MapKure is advancing BGB-3245 through clinical development for solid tumor patients harboring BRAF driver mutations and BRAF fusions that were observed to be sensitive to the compound in preclinical studies. In February 2020 MapKure, BeiGene and SpringWorks announced the initiation of a Phase 1 dose-escalation and expansion clinical trial evaluating BGB-3245 in adult patients with advanced or refractory solid tumors harboring specific genetic mutations that based on preclinical results are predicted to be sensitive to treatment with BGB-3245. We expect to report initial clinical data from the ongoing trial at a company-sponsored R&D Day in 2022.
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

% MUTATION TYPE BRAF mutant population
100
75
50
25
0
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
A description of each of our license agreements with Pfizer is set forth below:
Nirogacestat license agreement
In August 2017, we entered into a license agreement, or the Nirogacestat License Agreement, with Pfizer, pursuant to which we acquired exclusive (including as to Pfizer) worldwide sublicensable rights to research, develop and manufacture nirogacestat for the treatment, diagnosis and prevention of all diseases and commercialize nirogacestat for the treatment, diagnosis and prevention of all diseases other than Alzheimer’s disease, breast cancer and prostate cancer. Additionally, Pfizer agreed that, for ten years, it would not conduct a clinical trial of a gamma secretase inhibitor for desmoid tumors. Pfizer retained rights to commercialize nirogacestat for the treatment of Alzheimer’s disease, breast cancer and prostate cancer. We subsequently amended the Nirogacestat License Agreement in July 2019 with regard to certain provisions relating to intellectual property.
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
Unless earlier terminated, the Mirdametinib License Agreement will expire upon the expiration of all royalty obligations. The royalty period will expire on a country-by-country basis upon the later of(i) ten years from the first commercial sale, (ii) the expiration of all regulatory or data exclusivity and (iii) the expiration of the last-to-expire valid patent claim. Following expiration of the applicable royalty period for a country, we will continue to have a perpetual, fully paid-up, non-exclusive license to all IP licensed during the royalty period for such country. We have the right to terminate the Mirdametinib License Agreement for convenience upon thirty (30) days’ prior written notice. Pfizer may not terminate the agreement for convenience. Either we or Pfizer may terminate the Mirdametinib License Agreement if the other party is in material breach and such breach is not cured within the specified cure period. In addition, either we or Pfizer may terminate the Mirdametinib License Agreement in the event of specified insolvency events involving the other party. If Pfizer terminates the agreement as a result of our uncured material breach or our insolvency, Pfizer retains its license with respect to targets for which it has exercised an option (unless Pfizer elects otherwise), subject to reduced payment obligations.
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
GlaxoSmithKline clinical collaboration agreement and amendment
In June 2019, we entered into a clinical trial collaboration and supply agreement with GSK, the GSK Collaboration Agreement, to evaluate nirogacestat in combination with BLENREP (belantamab mafodotin-blmf), GSK’s BCMA ADC, which was approved by the FDA in August 2020 as a monotherapy treatment for adults with relapsed refractory multiple myeloma (RRMM), with such combination trial also in patients with RRMM in an adaptive Phase 1b clinical trial.
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

In October 2021, we amended the GSK Collaboration Agreement to add additional dosing regimens to the ongoing clinical trial evaluating the combination of nirogacestat and BLENREP and to collaborate on additional trials evaluating the combination with other pharmaceutical agents for relapsed and refractory multiple myeloma. With this amendment, we announced the initiation of an expanded Phase 2 cohort from the first combination dose level that evaluated 0.95 mg/kg Q3W BLENREP plus nirogacestat based on encouraging preliminary data observed in the Phase 1 cohort. The expanded Phase 2 cohort is further exploring the safety and efficacy profile compared to a 2.5 mg/kg Q3W BLENREP monotherapy control arm, which is the same as the FDA approved monotherapy dose and schedule of BLENREP. We also announced the addition of two new sub-studies that will explore BLENREP plus nirogacestat in combination with pomalidomide and dexamethasone and in combination with lenalidomide plus dexamethasone in patients with RRMM. We believe that data from these sub-studies may enable future clinical trials in earlier lines of multiple myeloma. The amendment did not amend or modify the operational or financial responsibilities of the parties.
Allogene clinical collaboration agreement
In January 2020, we entered into a clinical trial collaboration and supply agreement with Allogene, the Allogene Collaboration Agreement, to evaluate nirogacestat in combination with ALLO-715, Allogene’s investigational allogeneic BCMA-targeted CAR T-cell product, in patients with relapsed or refractory multiple myeloma.
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
Precision Biosciences clinical collaboration agreement
In September 2020, we entered into a clinical trial collaboration agreement with Precision Biosciences, the Precision Biosciences Collaboration Agreement, to evaluate nirogacestat in combination with PBCAR269A, an investigational allogeneic CAR T-cell therapy candidate targeting BCMA, in patients with relapsed or refractory multiple myeloma.

Precision Biosciences is responsible for administering the Phase 1/2a clinical trial and is responsible for all costs associated with the direct conduct of the clinical trial, other than the manufacture and supply of nirogacestat and certain expenses related to intellectual property rights. The collaboration is managed by a joint steering committee of equal representation by us and Precision Biosciences. Following completion of the clinical trial, within a specified period of time, either party may propose new agreements for the purpose of performing one or more additional clinical trials of the combination therapy. If a party proposes to conduct an additional clinical trial, the parties will negotiate in good faith, without obligation, the details of a definitive agreement to provide for the expansion of the clinical collaboration.
Unless earlier terminated, the Precision Biosciences Collaboration Agreement will expire upon completion of the analyses contemplated by the clinical trial. Either party may terminate the Precision Biosciences Collaboration Agreement as follows: (i) if either party commits a material breach of the Precision Biosciences Collaboration Agreement that is not cured within a certain time period, (ii) either party files a petition in bankruptcy, insolvency or similar proceedings and such proceedings are not dismissed within a certain time period, (iii) due to regulatory action that prevents a party from supplying its compound or if a party, in its own discretion, determined to discontinue the manufacture or development of its compound for medical, scientific or legal reasons, (iv) either party concludes in good faith that there is a Material Safety Issue, as defined in the Precision Biosciences Collaboration Agreement, or (v) if a clinical hold with respect to either party’s compound arises during the term of the Precision Biosciences Collaboration Agreement. In addition, Precision Biosciences may terminate the Precision Biosciences Collaboration Agreement if it determines, following a review of available data, that further development or commercialization of the combination therapy is not commercially reasonable.
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
Seagen clinical collaboration agreement
In June 2021, we entered into a clinical trial collaboration and supply agreement with Seagen, the Seagen Collaboration Agreement, to evaluate nirogacestat in combination with SEA-BCMA, Seagen’s investigational monoclonal antibody targeting BCMA, in patients with relapsed or refractory multiple myeloma.
Seagen is responsible for administering the Phase 1 clinical trial and is responsible for all costs associated with the direct conduct of the clinical trial, or otherwise agreed by the parties to be conducted, other than the manufacture and supply of nirogacestat and certain expenses related to intellectual property rights. The collaboration is managed by a joint development committee of equal representation by us and Seagen.
Unless earlier terminated, the Seagen Collaboration Agreement will expire upon completion of the analyses contemplated by the clinical trial. Either we or Seagen may terminate the Seagen Collaboration Agreement: (i) if either party commits a material breach of the Seagen Collaboration Agreement that is not cured within a certain time period, (ii) if either party files a petition in bankruptcy, insolvency or similar proceedings and such proceedings are not dismissed within a certain time period (iii) if either party concludes in good faith, after meeting and discussing in good faith with the other party, that termination is necessary to protect the safety, health or welfare of subjects enrolled in the study, (iv) due to regulatory action that prevents a party from supplying its compound or if a party, in its own discretion, determined to discontinue the development, marketing, or sale of its compound for medical, scientific or legal reasons, or (v) if a clinical hold with respect to either party's compound arises during the term of the Seagen Collaboration Agreement and, following discussion between the parties, either party reasonably concludes that the issue that caused the clinical hold adversely impacts the clinical trial and is not solvable or that unacceptable and material additional costs or delays have been or shall continue to be incurred in the conduct of the clinical trial.
AbbVie clinical collaboration agreement
In December 2021, we entered into a clinical trial collaboration and supply agreement with AbbVie, the AbbVie Collaboration Agreement, to evaluate nirogacestat in combination with ABBV-383, AbbVie’s investigational CD3 bispecific antibody directed against BCMA, in patients with relapsed or refractory multiple myeloma.
AbbVie is responsible for administering the Phase 1b clinical trial and is responsible for all costs associated with the direct conduct of the clinical trial, other than the manufacture and supply of nirogacestat and certain expenses related to intellectual property rights. The collaboration is managed by a joint steering committee of equal representation by us and AbbVie.
Unless earlier terminated, the AbbVie Collaboration Agreement will expire upon completion of the analyses contemplated by the clinical trial. Either we or AbbVie may terminate the AbbVie Collaboration Agreement: (i) if either party commits a material breach of the AbbVie Collaboration Agreement that is not cured within a certain time period, (ii) if either party commits repeated breaches of its obligations under the AbbVie Collaboration Agreement, the cumulative effect of which is a material breach of the AbbVie Collaboration Agreement, (iii) if either party files a petition in bankruptcy, insolvency or similar proceedings and such proceedings are not dismissed within a certain time period, (iv) if either party concludes in good faith that the study may unreasonably affect patient safety, (v) due to regulatory action that prevents a party from supplying its compound or if a party, in its own discretion, determined to discontinue the development, marketing or sale of its compound for medical, scientific or legal reasons, or (vi) if a clinical hold with respect to either party's compound arises during the term of the AbbVie Collaboration Agreement and, following discussion between the parties, either party reasonably concludes that the issue that caused the clinical hold adversely impacts the clinical trial and is not solvable or that unacceptable and material additional costs or delays have been or shall continue to be incurred in the conduct of the clinical trial.
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
TEAD inhibitor portfolio license agreement

In May 2021, we announced an exclusive worldwide license agreement with Katholieke Universiteit Leuven, or KU Leuven, and the Flanders Institute for Biotechnology, or VIB, pursuant to which we in-licensed a portfolio of novel small molecule inhibitors of the TEA Domain, or TEAD, family of transcription factors, designed for the potential treatment of biomarker-defined solid tumors driven by aberrant Hippo pathway signaling. Under the terms of the agreement, we made an upfront payment of $11 million to KU Leuven and VIB. Pursuant to the terms of the agreement, KU Leuven and VIB are also eligible to receive up to $285 million in development, regulatory and commercial milestones and tiered single-digit percentage royalties based on any future net sales of products developed based on the in-licensed technology.

EGFR inhibitor portfolio license agreement and sponsored research agreement

In October 2021, we announced an exclusive worldwide license agreement with Dana-Farber Cancer Institute, or Dana-Farber, pursuant to which we in-licensed a portfolio of novel small molecule inhibitors of Epidermal Growth Factor Receptor, or EGFR, designed for the treatment of EGFR-mutant lung cancers. Under the terms of the agreement, we made an upfront payment to Dana-Farber. Pursuant to the terms of the agreement, Dana-Farber is also eligible to receive development and commercial milestones and royalties based on any future net sales of products developed based on the in-licensed technology.

Concurrent with this license agreement, we entered a multi-year sponsored research agreement with Stanford Medicine to fund continued research and development in a laboratory at Stanford Medicine as well as collaborating laboratories at Dana-Farber. This sponsored research agreement is intended to support lead optimization and translational biology efforts as the EGFR inhibitor portfolio advances towards development candidate nomination.
Manufacturing
We rely on third parties to manufacture nirogacestat and mirdametinib. We have entered into agreements with contract manufacturing organizations, or CMOs, to produce drug substance for the nirogacestat and mirdametinib programs.
We require all of our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We currently rely solely on these CMOs for scale-up and process development work and to produce sufficient quantities of our product candidates for use in preclinical studies and clinical trials. We anticipate that these CMOs will have the capacity to support both clinical supply and commercial-scale production. While we have entered into an agreement for the commercial supply of finished nirogacestat product, we have not yet entered into other formal agreements for commercial production, including for production of our active pharmaceutical ingredients. We intend to seek to enter into such arrangements, including potentially for back-up sources of supply, on a timely basis in light of anticipated commercial needs.
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
Nirogacestat in Desmoid Tumors

There are no therapies currently approved by the FDA for the treatment of desmoid tumors. We are aware that other companies are, or may be, developing products for this indication, including, but not limited to, Ayala Pharmaceuticals, Inc., Bayer Corporation, Cellestia Biotech AG and Iterion Therapeutics, Inc. We are also aware of several therapies, some of which are generic, that are used off-label for the treatment of desmoid tumors. These therapies include chemotherapeutic agents, such as liposomal doxorubicin and vinblastine/methotrexate, non-steroidal anti-inflammatory drugs, anti-hormonal therapies and tyrosine kinase inhibitors, such as sorafenib, imatinib and pazopanib.
Mirdametinib in NF1-PN
AstraZeneca PLC’s Koselugo is currently the only therapy approved by the FDA for the treatment of NF1-PN. We are aware that other companies are, or may be, developing products for this indication, including, but not limited to, Array BioPharma Inc. (a subsidiary of Pfizer), Daiichi Sankyo Co., Ltd., Exelixis, Inc., F. Hoffmann-La Roche Ltd, Infixion Bioscience, Inc., NFlection Therapeutics, Inc., Novartis International AG and Teton Therapeutics LLC. We are also aware of several therapies, some of which are generic, that are used off-label for the treatment of NF1-PN. These therapies include radiotherapy and various systemic treatments, such as chemotherapy and immunotherapy.
BCMA-Targeted Therapies and GSI Combinations in Multiple Myeloma
For the treatment of multiple myeloma, we are aware that other companies are or may be developing other gamma secretase inhibitors in combination with BCMA-targeted therapies. These include, but are not limited to, Bristol-Myers Squibb Company and Ayala Pharmaceuticals, Inc. in collaboration with Novartis International AG.
Mirdametinib and BGB-3245 in MAPK-aberrant Cancers
For our biomarker-defined solid tumor portfolio, we are aware that other companies are or may be developing products for the treatment of solid tumors with specific mutations or aberrations that are being targeted by our programs. Multiple products are in development targeting RAS mutations, RAF mutations and other MAPK aberrations, including, but not limited to, those from Amgen Inc., AstraZeneca PLC, Black Diamond Therapeutics, Inc., Boehringer Ingelheim International GmbH, Chugai Pharmaceutical Co Ltd, Day One Biopharmaceuticals, Inc., Eli Lilly and Company, Erasca, Inc., F. Hoffmann-La Roche Ltd., Hanmi Pharmaceutical Co., Ltd., Kinnate Biopharma Inc., Merck & Co., Inc., Mirati Therapeutics, Inc., Moderna Inc., Novartis International AG, Pfizer, Revolution Medicines, Inc., TheRas, Inc. and Wellspring Biosciences, Inc. There may be additional companies with programs suitable for addressing these patient populations that could be competitive with our efforts but that have not yet disclosed specific clinical development plans.
TEAD Inhibitor Program
We are aware of other TEAD palmitoylation inhibitors in early-stage development, including, but not limited to, product candidates from Ikena Oncology, Inc., Kyowa Kirin Co. Ltd., Genentech, Inc. and Vivace Therapeutics, Inc.
EGFR Inhibitor Program
There are several small molecule EGFR inhibitors that have been approved by the FDA for the treatment of EGFR-mutant cancers, including AstraZeneca PLC’s Tagrisso (osimertinib) and Iressa (gefitinib) and Astellas Pharma Inc.’s Tarceva (erlotinib). In addition, we are aware of other EGFR inhibitor product candidates in development, including, but not limited to, those being developed by Bridge Biotherapeutics, Inc., Black Diamond Therapeutics, Inc., Blueprint Medicines Corporation, Cullinan Oncology, Inc., EQRx, Inc., Janssen, Jiangsu Hansoh Pharmaceutical Group Co., Ltd and Yuhan Corporation.
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
We have exclusive licenses under the Nirogacestat License Agreement to patent rights in the U.S. and numerous foreign jurisdictions relating to nirogacestat. The patent rights in-licensed under the Nirogacestat License Agreement include six granted patents in the U.S. (with the agreement originally covering three such patents, and three additional patents having been subsequently granted based on work conducted by us and with Pfizer’s consent) and more than 25 patents granted in foreign jurisdictions including Australia, Canada, China, France, Germany, Spain, United Kingdom and Japan. U.S. patents covering nirogacestat as a composition of matter have a statutory expiration date in 2025 and U.S. composition of matter patents that cover the polymorphic form of nirogacestat that is currently in clinical development expire in 2039, in each case, not including patent term adjustment or any regulatory extensions, and relevant foreign counterparts are expected to expire in 2025, in each case, not including any extensions. If we are successful in obtaining regulatory approval of nirogacestat for the treatment of desmoid tumors, we expect to rely on orphan drug exclusivity, which generally grants seven years of marketing exclusivity in the U.S. and 10 years of marketing exclusivity in Europe. See “License and collaboration agreements—Pfizer license agreements” above for additional information on our rights under the Nirogacestat License Agreement. Nirogacestat received Orphan Drug Designation in the U.S. for the treatment of desmoid tumors.
We have exclusive licenses under the Mirdametinib License Agreement to patent rights in the U.S. and numerous foreign jurisdictions relating to mirdametinib. The patent rights in-licensed under the Mirdametinib License Agreement include granted patents based on work conducted by us and Pfizer and include two U.S. composition of matter patents that cover the polymorphic form of mirdametinib that is currently in clinical development, which expire in 2041, in each case not including any regulatory extensions. If we are successful in obtaining regulatory approval of mirdametinib for the treatment of NF1, we expect to rely on orphan drug exclusivity, which generally grants seven years of marketing exclusivity in the U.S. and 10 years of marketing exclusivity in Europe. See “License and collaboration agreements—Pfizer license agreements” above for additional information on our rights under the Mirdametinib License Agreement. The FDA has granted mirdametinib Orphan Drug Designation for NF1-PN, and the European Commission has granted mirdametinib Orphan Drug Designation for NF1.
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drug products. In many countries, the prices of drug products are subject to varying price control mechanisms as part of national health systems. In general, the prices of drug products under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for drug products, but monitor and control company profits. Accordingly, in markets outside the U.S., the reimbursement for drug products may be reduced compared with the U.S. In the U.S., the principal decisions about reimbursement for new drug products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under certain federal governmental healthcare programs, such as Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. In the U.S., the process for determining whether a third-party payor will provide coverage for a biological product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. With respect to biologics, third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication, or place products at certain formulary levels that result in lower reimbursement levels and higher cost sharing obligation imposed on patients. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of a product. Moreover, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable a manufacturer to maintain price levels sufficient to realize an appropriate return on its investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product does not ensure that other payors will also provide coverage for the medical product, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process usually requires manufacturers to provide scientific and clinical support for the use of their products to each payor separately and is a time-consuming process. Factors payors consider in determining reimbursement are based on whether the product is:
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
Clinical trials
The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with Good Clinical Practices, or GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an Institutional Review Board, or IRB, for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about most clinical trials must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:
•Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.
•Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
•Phase 3 clinical trials generally involve a larger number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.
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
U.S.—FDA regulation
Approval process
In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications, or NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.
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
The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an IRB for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, FDA requires two adequate and well-controlled Phase

3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multi-center trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.
Pursuant to the 21st Century Cures Act, which was enacted on December 13, 2016, the manufacturer of an investigational drug for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access. This requirement applies on the later of 60 days after the date of enactment or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug. After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently $3,117,218 for Fiscal Year 2022, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees for eligible products, which are currently $369,413 for Fiscal Year 2022.
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
Exclusivity
Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot accept any

Abbreviated New Drug Application, or ANDA, seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which FDA cannot approve an ANDA for a generic drug that includes the change.
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
In addition to other benefits such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a Fast Track drug’s NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, the Fast Track Designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.
In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.
Breakthrough therapy designation
Breakthrough Therapy Designation by the FDA provides more extensive development consultation opportunities with FDA senior staff, allows for the rolling review of the drug’s application for approval and indicates that the product could be eligible for priority review, if supported by clinical data at the time of application submission for drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for Breakthrough Therapy Designation within 60 days of receipt of the sponsor’s request.
Disclosure of clinical trial information
Sponsors of clinical trials of FDA regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration of the trial on clinicaltrials.gov. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.
Post-approval requirements
Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, reporting of adverse experiences with the product, and compliance with applicable tracking and tracing requirements. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There are continuing, annual user fee requirements for any marketed products.
The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.
FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations which require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Other potential consequences include, among other things:
•Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•Fines, warning letters or holds on post-approval clinical trials;
•Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or withdrawal of product approvals;
•Product seizure or detention, or refusal to permit the import or export of products; and
•Injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted by a manufacturer and any third parties acting on behalf of a manufacturer only for the approved indications and in a manner consistent with the approved label for the product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.
EU regulation
In the EU, our product candidates also may be subject to extensive regulatory requirements. As in the U.S., medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.
Similar to the U.S., the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.
In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 was adopted, and it came into effect on January 31, 2022, repealing the Clinical Trials Directive 2001/20/EC. The Clinical Trials Regulation is directly applicable in all the EU Member States meaning no national implementing legislation in each EU Member State is required. The transitory provisions of the new Clinical Trials Regulation offer sponsors the possibility to choose between the requirements of the previous Clinical Trials Directive and the Clinical Trials Regulation if the request for authorization of a clinical trial is submitted in the year after the new Clinical Trials Regulation became applicable. If the sponsor chooses to submit under the Clinical Trials Directive, the clinical trial continues to be governed by the Directive until three years after the new Clinical Trials Regulation became applicable. If a clinical trial continues for more than three years after the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.
The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
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
•Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.
•Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.
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
The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:
•the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•the applicant consents to a second orphan medicinal product application; or
•the applicant cannot supply enough orphan medicinal product.
The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The Affordable Care Act, or the ACA, imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. Covered manufacturers must submit reports by the 90th day of each subsequent calendar year and the reported information is publicly made available on a searchable website.
We may be subject to federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs, as well as federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
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
Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.
Additionally, other federal health reform measures have been proposed and adopted in the U.S. since the ACA was enacted:
•The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

•On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.
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
Human Capital
As of December 31, 2021, we had 176 full-time employees, of whom, 98 focus on driving forward research and development programs and 78 provide strategic business development, finance and executive leadership expertise, as well as general and administrative services. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We expect headcount growth to continue for the foreseeable future, particularly as we continue to develop our products and commercialization capabilities.
We believe our employees are among the most important assets to our company and are key to achieving our goals and expectations. Accordingly, we focus significant attention on attracting and retaining talented individuals. Our management teams and function leaders regularly review employee engagement and satisfaction surveys and monitor employee turnover rates.
Compensation and Benefits
We offer competitive compensation to attract and retain the best people. Our total compensation package includes market-competitive salary, bonuses, and equity. We offer full-time employees equity at the time of hire and through annual equity grants because we want them to have an ownership stake in the company and to be committed to our long-term success. We offer a wide range of benefits across areas such as health, family, finance, community, and time off, including healthcare and wellness benefits, a 401(k) plan, access to legal services, family leave, and paid time off.
Diversity and Inclusion
Diversity and inclusion are important parts of our culture. We are focused on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We have created an Employee Resource Group that is aligned around dimensions of diversity, such as gender, ethnicity, sexual orientation, or other shared attributes, which we believe help build community and enable opportunities for development. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.
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
On October 13, 2020, we completed a follow-on offering pursuant to which we issued and sold 5,637,254 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 735,294 additional shares of our common stock, at the public offering price of $51.00 per share, resulting in net proceeds of $269.5 million, after deducting underwriting discounts and commissions and other offering expenses.
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

Item 1A.    Risk Factors
Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission, or the SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.
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
Risks related to our research and development
•Our business is highly dependent on the success of our lead product candidates, nirogacestat and mirdametinib, as well as the other product candidates in our pipeline. If we are unable to successfully complete clinical development of, obtain regulatory approval for or commercialize our product candidates, or if we experience delays in doing so, our business will be materially harmed.
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
•Interim “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available, are not necessarily predictive of the final results of the completed study or the results of other ongoing or future studies and are subject to audit and verification procedures that could result in material changes.
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
•A portion of our manufacturing of our lead product candidates takes place in China, with additional capacity sourced from India, through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest could materially adversely affect our business, financial condition and results of operations.
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
Company-specific material risk factors
Risks related to our research and development
Our business is highly dependent on the success of our lead product candidates, nirogacestat and mirdametinib, as well as the other product candidates in our pipeline. If we are unable to successfully complete clinical development of, obtain regulatory approval for or commercialize our product candidates, or if we experience delays in doing so, our business will be materially harmed.
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
Interim “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available, are not necessarily predictive of the final results of the completed study or the results of other ongoing or future studies and are subject to audit and verification procedures that could result in material changes.

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
We intend to develop nirogacestat and mirdametinib, and likely other future product candidates, in combination with one or more other approved or unapproved rational therapies to treat cancer or other diseases. For example, we are currently evaluating mirdametinib in combination with lifirafenib, BeiGene’s RAF dimer inhibitor, and nirogacestat in combination with seven BCMA-directed therapies across modalities through our collaborations with industry leaders developing such therapies.
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
For example, we are developing nirogacestat for the treatment of desmoid tumors and mirdametinib for the treatment of NF1-PN, both of which are rare diseases with small patient populations. As a result, although we have completed enrollment in our DeFi and ReNeu trials, we may encounter difficulties enrolling subjects in our clinical trials for these product candidates due, in part, to the small size of these patient populations. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. In addition, in the case of mirdametinib, we may face difficulty with enrollment due to physician or patient perception of an adverse tolerability profile.
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
We commenced operations in August 2017 and we continue to build our infrastructure and hire personnel necessary to execute our operational plans. We rely especially heavily on third parties over the course of our clinical trials, and, as a result, may have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of clinical trial sponsors, clinical investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, requirements and may require a large number of patients.
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

Switching or adding additional CROs involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired development timelines. The ongoing COVID-19 global pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they may face further disruption in light of resurgences of COVID-19 and emerging variant strains thereof, which may affect our ability to initiate and complete our pre-clinical studies and clinical trials. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for our product candidates. While we have entered into a manufacturing and supply agreement for the commercial supply of finished nirogacestat product, we have not yet entered into other third party supply arrangements, including for the supply of active pharmaceutical ingredients. To the extent that we enter into future manufacturing arrangements with third parties for commercial supply of our product candidates, if approved, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance.
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
Under our collaboration agreement with BeiGene, the combination of mirdametinib and lifirafenib is being evaluated in a Phase 1b/2 clinical trial. Additionally, under our seven collaboration agreements with industry leading BCMA-directed therapy developers, the combination of nirogacestat and the BCMA-directed therapy of each such developer is being evaluated in relapsed or refractory multiple myeloma patients. Under these existing collaboration arrangements, upon completion of the relevant clinical trials, we and our collaboration partner will have the opportunity to negotiate in good faith to provide for the expansion of the respective clinical collaboration and the potential establishment of a commercial relationship. However, our partners have no obligation to continue development of the combination products, regardless of the applicable clinical trial results. We also jointly formed MapKure with BeiGene for the development of BGB-3245, and although we contribute to clinical development and other operational activities and have representation on MapKure’s Board Of Directors and Joint Steering Committee, we do not control the development process. MapKure may pursue a development plan that differs from our expectations, which may or may not be successful.
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
U.S. composition of matter patents covering the chemical structure of nirogacestat expires in 2025 and three U.S. composition of matter patents that cover the polymorphic form of nirogacestat that is currently in clinical development expire in 2039. Two U.S. patents covering several polymorphic forms of mirdametinib, including the polymorphic form that is currently in clinical development, expire in 2041. Notwithstanding expected patent life, if orphan drug exclusivity does not protect these products from competition, our business and financial condition could be materially adversely affected. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our future product candidates, we may never receive such designations.
A portion of our manufacturing of our lead product candidates takes place in China, with additional capacity sourced from India, through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest could materially adversely affect our business, financial condition and results of operations.
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

As of December 31, 2021, we had 176 full-time employees. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, clinical, manufacturing, medical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We have incurred significant net losses in each reporting period since our inception. To date, we have financed our operations principally through equity financings. We have derived all of our revenue from the nonrefundable upfront payment we received under the Jazz asset purchase and license agreement and we do not have any products approved for commercial sale or sources of recurring revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue from them. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each annual period since our inception. Our net losses were $173.9 million, $45.6 million and $58.3 million for the fiscal years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. As of December 31, 2021 and December 31, 2020, we had an accumulated deficit of $292.5 million and $118.6 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, seek regulatory approvals for, and prepare for commercialization of, our product candidates, including our lead product candidates, nirogacestat and mirdametinib, and any future product candidates.
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
Although we announced the full enrollment of the DeFi trial, a potentially registrational Phase 3 clinical trial of nirogacestat, in July 2020, and in November 2021 announced full enrollment in the ReNeu trial, a potentially registrational Phase 2b clinical trial of mirdametinib, we have not yet demonstrated the ability to successfully complete clinical trials for any product candidate, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, or other known or unknown factors and risks that may be infrequent or unique.
In addition, we are building out commercialization capabilities in order to transition from a company with a development focus to a company capable of supporting commercial activities and may not be successful in such a transition.
We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of our product candidates.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development and clinical trials of our product candidates to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of December 31, 2021, we had $432.7 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months after the date this Annual Report is filed. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development and obtain regulatory approval of our product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
Our future funding requirements will depend on many factors, including, but not limited to:
•the initiation, progress, timing, costs and results of clinical trials for our product candidates; including any unforeseen costs we may incur as a result of clinical trial delays due to the ongoing COVID-19 pandemic or other causes;
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
•the establishment of sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own or jointly with third parties; and
•the degree of commercial success achieved following the successful completion of development and regulatory approval activities for a product candidate.
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
Our executive officers, directors and their affiliates and holders of more than 5% of our common stock beneficially hold, in the aggregate, as of December 31, 2021, approximately 51.9% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are in their best interest as one of our stockholders.
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
•regulators, Institutional Review Boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
We, the FDA, EMA or comparable foreign regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, restrictions could be imposed on the approval or an approved product could be subject to a boxed warning, which is FDA’s most prominent warning regarding safety concerns, and undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies.
Increasing demand for compassionate use of our product candidates could negatively affect our reputation and harm our business.
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
Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is affected by the extent to which we have rights under valid and enforceable patents that cover these activities. If our patents expire, or we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. Our current composition of matter patents covering nirogacestat and mirdametinib, were licensed from Pfizer in connection with the formation of our company. U.S. composition of matter patents covering the chemical structure of nirogacestat expire in 2025 and three U.S. composition of matter patents that cover the polymorphic form of nirogacestat that is currently in clinical development expire in 2039. Two U.S. patents covering several polymorphic forms of mirdametinib, including the polymorphic form that is currently in clinical development, expire in 2041. Our earliest patents may expire before, or soon after, either product candidate achieves marketing approval in the U.S. or foreign jurisdictions. Upon the expiration of the current patents, we currently intend to rely on orphan drug exclusivity to market our lead products. Once the patent life has expired, we may be open to competition from competitive products, including generics. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. The expiration of the patents covering our lead product candidates, and our inability to secure additional patent protection, could also have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the U.S. is protected under the Safe Harbor exemption as set forth in 35 U.S.C. §271. If any of our product candidates are approved by the FDA, third-parties may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and any patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
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
Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, or AKS, and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See section titled “Business – Other healthcare laws.”
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
In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. Patients are unlikely to use our product candidates, once approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates. See section titled “Business – Coverage, pricing and reimbursement.”
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
Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. See section titled “Business – Current and future legislation.”
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. During the COVID-19 public health emergency, the FDA has noted that it is working to ensure timely reviews of applications for medical products in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required, and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Risks related to managing business and operations
The ongoing COVID-19 pandemic could adversely impact our business, including our preclinical studies and clinical trials.
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
Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA, and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 pandemic continues to evolve, and the continuing and long-term impacts are difficult to predict. While the negative effects of the pandemic appear to be lessening and vaccines have been widely distributed and continue to be distributed in the United States, numerous other countries have not developed or distributed vaccines at all or on widespread bases, and, therefore, may continue to see widespread impact of the COVID-19 virus. The negative economic impacts on economies generally, resulting volatility in the stock market, and the negative impact on many industries, the workforce and retailers continue to be felt. Additionally, there have emerged numerous variant strains of the COVID-19 virus, and there is a possibility that the vaccines we currently have available will not be protective against such variant strains. The extent to which the current pandemic and any potential future resurgences or outbreaks impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread and distribution of the disease, the duration of the pandemic, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, the success of treatments and vaccines designed to combat the COVID-19 virus and the effectiveness of other actions taken in the U.S. and other countries to diagnose, contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business and development activities in the manner and on the timelines presently planned could be materially and negatively impacted. There can be no assurance that any such disruptions or delays will not materially adversely impact our business, results of operations, access to financial resources and our financial condition.
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
As of December 31, 2021, we had federal, state and city net operating loss carryforwards of $257.8 million, $151.1 million and $3.7 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards generated 2018 through 2021 of $253.5 million will be limited to offset 80% of taxable income for an indefinite period of time, until fully utilized. Federal net operating loss carryforwards of $4.3 million reported in 2017, and the state and city net operating loss carryforwards expire at various dates through 2040. We also have federal tax credits of $16.7 million, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various dates beginning in 2038.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements and other transactions that have occurred since our inception, as well as our initial public offering, may trigger such an ownership change pursuant to Sections 382 and 383. Any such limitation, whether as the result of the initial public offering, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. Generally, under current law, federal net operating losses generated after December 31, 2017 are not subject to expiration and may not be carried back to prior taxable years. However, the Coronavirus Aid, Relief, and Economic Security Act, or Cares Act, suspended the 80% taxable income limitation for net operating losses generated in 2018, 2019, and 2020 to the extent these losses are exhausted during the special five-year carryback period or during the 2018, 2019 or 2020 tax years. Additionally, as noted above, for taxable years beginning after December 31, 2020, the CARES Act provisions no longer apply and the deductibility of such federal net operating losses is limited to 80% of our taxable income in any future taxable year.
The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ordinary shares.

Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the United Kingdom was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. Upon the expiration of such Transition Period, the EU and the United Kingdom entered into a post-Brexit trade and cooperation agreement on certain aspects of trade and other strategic and political issues, which became provisionally applicable on January 1, 2021 and entered into force May 1, 2021 will become formally applicable once ratified by both the United Kingdom and the EU.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2021, the Company had 49,247,985 shares of common stock outstanding, of which 470,310 shares are restricted share awards subject to future vesting.
As of December 31, 2021, approximately 51.9% of our shares of common stock are beneficially held by directors, executive officers and holders of more than 5% of our common stock and will be subject to certain limitations of Rule 144 under the Securities Act.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.     Properties
Our headquarters are based in Stamford, Connecticut, where we have leased approximately 24,000 square feet of office space under a lease that expires in November 2022. In January 2022, we amended this lease agreement to extend the lease term through April 2028, with two five-year renewal options or one ten-year renewal option. Our development operations are based in Durham, North Carolina, where we have leased approximately 10,350 square feet of office space under a lease that expires in 2023, with two five-year renewal options. We believe that our office spaces are sufficient for our current needs.
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
Holders of our Common Stock
As of February 18, 2022, there were approximately 160 shareholders of record of our Common Stock.
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
The following graph shows the value of an investment of $100 from September 13, 2019, or the date our common stock commenced trading on The Nasdaq Global Select Market, through December 31, 2021, in our common stock, the Standard & Poor’s 500 Index (S&P 500), the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

Comparison of 16 Month Cumulative Total Return
Assumes Initial Inversment of $100
December 2020

400
350
300
250
200
150
100
50
0
9/13/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
Springworks Therapeutics, Inc.
S&P 500
Nasdaq Biotechnology
Nasdaq Composite

	Cumulative Total Return date ended
	9/13/19	9/30/19	12/31/19	3/31/20	6/30/20	9/30/20	12/31/20	3/31/21	6/30/21	9/30/21	12/31/21
Springworks Therapeutics, Inc.	100.00	95.80	170.08	119.31	185.59	210.65	320.46	325.10	364.16	280.34	273.88
S&P 500	100.00	99.03	108.01	86.84	104.68	114.03	127.88	135.78	147.39	148.25	164.59
Nasdaq Biotechnology	100.00	95.49	115.76	103.86	131.81	130.72	146.34	145.54	158.85	157.15	146.37
Nasdaq Composite	100.00	97.86	110.06	94.70	124.00	137.94	159.49	164.20	180.09	179.68	194.86
Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
None.
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
Item 6.    Reserved

Item 7.    Management’s discussion and analysis of financial conditions and results of operations
You should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Selected financial data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, or Annual Report. Unless the context otherwise requires, all references to "we," "us," "our," or the "Company" refer to SpringWorks Therapeutics, Inc., together with its subsidiaries. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Annual Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Annual Report, including under Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements”. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
Overview
We are a clinical-stage biopharmaceutical company applying a precision medicine approach to acquiring, developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. We have a differentiated portfolio of small molecule targeted oncology product candidates and are advancing two potentially registrational clinical trials in rare tumor types, as well as several other programs addressing highly prevalent, genetically defined cancers. Our strategic approach and operational excellence across research, translational science, and clinical development have enabled us to rapidly advance our two lead product candidates into late-stage clinical trials while simultaneously entering into multiple shared-value partnerships with industry leaders to expand our portfolio. From this foundation, we are continuing to build a differentiated global biopharmaceutical company intensely focused on understanding patients and their diseases in order to develop transformative targeted medicines.
As described in Part I, Item 1. "Business," we currently have three product candidates in clinical development. Refer to Part I, Item 1. "Business" for a summary of our clinical programs.
In February 2021, we entered into a Sales Agreement with Cowen and Company, LLC, pursuant to which we may issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million (the Shares) from time to time through Cowen as our sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Cowen may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the
Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales
Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Cowen may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. As of December 31,
2021, we had not made any sales of Shares under the Sales Agreement.

On October 13, 2020, we completed a follow-on public offering of our common stock. In connection with the offering, we issued and sold 5,637,254 shares of our common stock at a price to the public of $51.00 per share. The net proceeds from the offering were $269.5 million after deducting underwriting discounts and commissions of $17.2 million and offering expenses of approximately $0.8 million.
On September 12, 2019, we completed the initial public offering, or IPO, of our common stock. In connection with the IPO, we issued and sold 10,350,000 shares of our common stock at a price to the public of $18.00 per share. The net proceeds from the IPO were $169.7 million after deducting underwriting discounts and commissions of $13.0 million and offering expenses of approximately $3.5 million.
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
Since our inception in August 2017, we have devoted substantially all of our resources to conducting research and development activities for our product candidates, executing our business development strategy, building our intellectual property portfolio, organizing and staffing our company, building commercialization capabilities, business planning, raising capital and providing general and administrative support for these activities.
To date, we have derived all of our revenue from the nonrefundable upfront payment we received under the asset purchase and license agreement with Jazz Pharmaceuticals Ireland Limited, or Jazz in October 2020. We do not have any products approved for commercial sale or sources of recurring revenue. We had cash, cash equivalents and available-for-sale marketable securities of $432.7 million and $561.8 million as of December 31, 2021 and December 31, 2020, respectively. Since inception, we have funded our operations primarily with net proceeds of $102.3 million from the sale of our Series A convertible preferred units prior to the Reorganization, $124.6 million in net proceeds from the sale of our Series B convertible preferred stock following the Reorganization, net proceeds of $169.7 from our IPO in September 2019 and net proceeds of $269.5 million from our follow-on financing in October 2020. We believe that our cash, cash equivalents and marketable securities will enable us to fund our operational expenses and capital expenditure requirements through at least 12 months after the date this Annual Report is filed.
Since inception, we have incurred significant operating losses. Our net losses were $173.9 million, $45.6 million, and $58.3 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. We had an accumulated deficit of $292.5 million and $118.6 million as of December 31, 2021 and December 31, 2020, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•advance our product candidates through clinical development, including our ongoing potentially registrational Phase 3 clinical trial for nirogacestat and ongoing potentially registrational Phase 2b clinical trial for mirdametinib;
•advance our other preclinical and clinical development programs, including our combination therapies, into and through clinical development;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•increase the amount of research and development activities to identify, acquire and develop product candidates;
•hire additional clinical, quality control, medical, scientific and other technical personnel;
•expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing, business development and commercialization efforts and our operations as a public company;
•maintain, expand and protect our intellectual property portfolio;
•complete commercial-scale outsourced manufacturing activities;
•establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own or jointly with third parties; and
•invest in or in-license other technologies or product candidates.
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
In August 2017, we entered into a license agreement, or the Nirogacestat License Agreement, with Pfizer pursuant to which we acquired exclusive worldwide rights to nirogacestat. We subsequently amended the Nirogacestat License Agreement in July of 2019 with regard to certain provisions relating to intellectual property. Pursuant to the Nirogacestat License Agreement, as amended, we are required to pay Pfizer payments of up to an aggregate of $232.5 million upon achievement of certain commercial milestone events. We will pay Pfizer tiered royalties on sales of nirogacestat at percentages ranging from the mid-

single digits to the low 20s, which may be subject to deductions for expiration of valid claims, amounts due under third-party licenses and generic competition.
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
TEAD license agreement
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
EGFR license agreement
In October 2021, we entered into an exclusive worldwide license agreement with Dana-Farber and a sponsored research agreement with Stanford Medicine for a portfolio of novel small molecule inhibitors of Epidermal Growth Factor Receptor, or EGFR, designed for the treatment of EGFR-mutant cancers. Under the terms of the license agreement with Dana-Farber, the Company made an upfront payment to Dana-Farber and Dana-Farber will be eligible to receive development and commercial milestones and royalties based on any future net sales generated based on the in-licensed technology.

Concurrent with this license agreement, we entered a multi-year sponsored research agreement with Stanford Medicine to fund continued research and development in a laboratory at Stanford Medicine as well as collaborating laboratories at Dana-Farber. This sponsored research agreement is intended to support lead optimization and translational biology efforts as the EGFR inhibitor portfolio advances towards development candidate nomination. Pursuant to the sponsored research agreement with Stanford, the Company has been granted the option to negotiate for licenses to further intellectual property which might arise from performance of the sponsored research.
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
GSK clinical trial collaboration and supply agreement
In June 2019, we entered into a clinical trial collaboration and supply agreement with GlaxoSmithKline, or GSK, to evaluate nirogacestat in combination with belantamab mafodotin in patients with relapsed or refractory multiple myeloma, in an adaptive Phase 1b clinical trial. In October 2021, we announced the initiation of an expanded Phase 2 cohort from the first combination dose level that evaluated 0.95 mg/kg dose of BLENREP every three weeks plus nirogacestat based on encouraging preliminary data observed in the Phase 1 portion. We also announced the addition of two new sub-studies that will explore BLENREP plus nirogacestat in combination with pomalidomide and dexamethasone and in combination with lenalidomide plus dexamethasone. GSK is responsible for the conduct and expenses of the trial, which is governed by a joint development committee with equal representation from each party.

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
Precision BioSciences clinical collaboration agreement
In September 2020, we entered into a clinical trial collaboration agreement with Precision BioSciences, Inc., or Precision Biosciences, to evaluate nirogacestat in combination with PBCAR269A, an investigational allogeneic CAR-T cell therapy candidate targeting BCMA, in patients with relapsed or refractory multiple myeloma. Precision Biosciences is responsible for administering the Phase 1/2a clinical trial and is responsible for all costs associated with the direct conduct of the clinical trial, other than the manufacture and supply of nirogacestat and certain expenses related to intellectual property rights. The collaboration is managed by a joint steering committee of equal representation by us and Precision Biosciences.
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
Seagen clinical collaboration agreement
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
AbbVie clinical collaboration agreement
In December 2021, we entered into a clinical collaboration with AbbVie to evaluate nirogacestat in combination with ABBV-383, AbbVie's investigational CD3 bispecific antibody directed against BCMA, in patients with relapsed or refractory multiple myeloma. Pursuant to the terms of the agreement, other than the manufacturing of nirogacestat and certain expenses related to intellectual property rights, AbbVie is responsible for the conduct and expenses of the collaboration, which will be governed by a joint steering committee with equal representation from each party
Jazz Pharmaceuticals asset purchase and exclusive license agreement
In October 2020, we and Jazz announced an asset purchase and exclusive license agreement, pursuant to which Jazz acquired our fatty acid amide hydrolase, or FAAH, inhibitor program including PF-04457845. Jazz made an upfront payment of $35 million to us with potential future payments of up to $375 million based upon the achievement of certain clinical development, regulatory, and commercial milestones. In addition, Jazz is obligated to pay us sales-based royalties on future net sales of PF-04457845.
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
Components of our results of operations
Revenue
To date, we have derived all of our revenue from the nonrefundable upfront payment we received under the Jazz asset purchase and license agreement in October 2020. We have not generated any commercial revenue from the sale of products. If our development efforts for our current product candidates or additional product candidates that we may develop in the future are successful and can be commercialized, we may generate revenue in the future from product sales. We do not have any sources of recurring revenue. We may enter into collaboration and license agreements from time to time that provide for certain payments due to us. Accordingly, we may generate revenue from such collaboration or license agreements in the future.
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
•costs associated with technology and intellectual property licenses; and
•certain facilities and facility-related costs, which include expenses for rent and other facility-related costs and other supplies.

A significant portion of our research and development expenses are external costs, which we track on a program-by-program basis. Other research and development expenses include internal research and development costs, such as compensation-related costs for our research and development employees, as well as depreciation and other indirect costs, which we do not track on a program-by-program basis.
Expenditures for clinical development, including upfront licensing fees and milestone payments associated with our product candidates, are charged to research and development expense as incurred. These expenses consist of expenses incurred in performing development activities, including salaries and benefits, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, depreciation of equipment, contract services and other outside expenses. Costs for certain development activities, such as manufacturing and clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using either time-based measures or data such as information provided to us by our vendors on their actual activities completed or costs incurred.
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, commercial, corporate and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
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
As of December 31, 2021, we have federal, state and city net operating loss carryforwards of $257.8 million, $151.1 million and $3.7 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards generated 2018 through 2021 of $253.5, will be available to offset 80% of taxable income for an indefinite period of time, until fully utilized. Federal net operating loss carryforwards of $4.3 million reported in 2017, and the state and city net operating loss carryforwards expire at various dates through 2040. We also have federal tax credits of $16.7 million, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various dates beginning in 2038.
Results of operations
Comparison of the Years Ended December 31, 2021 and December 31, 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and December 31, 2020.

	Twelve Months Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Licensing Revenue	$—	$35,000	$(35,000)	(100)%
Operating Expenses:
Research and development	101,676	51,859	49,817	96%
General and administrative	71,792	29,465	42,327	144%
Total operating expenses	173,468	81,324	92,144	113%
Loss from operations	(173,468)	(46,324)	(127,144)	274%
Other income:
Interest income, net	698	1,330	(632)	(48)%
Other income (loss)	(152)	25	(177)	(708)%
Total other income	546	1,355	(809)	(60)%
Equity investment loss	(988)	(605)	(383)	63%
Net loss	$(173,910)	$(45,574)	$(128,336)	282%
Revenue

We did not recognize any revenue for the year ended December 31, 2021, and do not currently have any sources of recurring revenue. Revenue of $35.0 million for the year ended December 31, 2020 was attributable to the nonrefundable upfront payment from Jazz in October 2020 related to the asset purchase and exclusive license agreement between us and Jazz.
Research and development expenses
Research and development expense increased by $49.8 million to $101.7 million for the year ended December 31, 2021 from $51.9 million for the year ended December 31, 2020, an increase of 96%.
The increase in research and development expense was attributable to a $25.4 million increase in external costs related to licensing, drug manufacturing and trial costs, a $23.2 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel and an increase in non-cash share-based compensation expense, and a $1.2 million increase in facility-related, and other miscellaneous department expenses. The increase in external costs was driven by an increase of $14.4 million in external costs related to drug manufacturing and trial costs and the $11.0 million nonrefundable upfront payment to KU Leuven and VIB for the in-licensing of the TEAD inhibitor program.
Our research and development expenses are summarized in the table below:

	Twelve Months Ended December 31,
(in thousands)	2021	2020	$ Change
Personnel-related	$39,102	$15,900	$23,202
Licensing, trial and drug manufacturing	57,181	31,766	25,415
Facility-related and other	5,393	4,193	1,200
Total research and development expenses	$101,676	$51,859	$49,817
General and administrative expenses
General and administrative expenses were $71.8 million and $29.5 million for the years ended December 31, 2021 and December 31, 2020, respectively, as follows:

	Twelve Months Ended December 31,
(in thousands)	2021	2020	$ Change
Personnel-related	$44,861	$16,476	$28,385
Professional and consulting fees	20,923	10,437	10,486
Facility-related and other	6,008	2,552	3,456
Total general and administrative expenses	$71,792	$29,465	$42,327
The increase in general and administrative expense was primarily attributable to the hiring of additional personnel in our general and administrative functions, as we continued to expand our operations to support the organization, including commercialization capabilities, and an increase in non-cash share-based compensation expense. In addition, general and administrative expense included a $10.5 million increase in information technology costs and consulting and professional services, including legal, regulatory and compliance.
Other income
The decrease in other income was driven by a decrease in interest income, net, during the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease was attributable to a significant decline in interest rates as a result of the economic impact of the COVID-19 pandemic, which drove a lower return on cash, cash equivalents and marketable securities for a portion of 2020, and continued for the full year ended December 31, 2021.

Comparison of the Years Ended December 31, 2020 and December 31, 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and December 31, 2019.

	Twelve Months Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Licensing Revenue	$35,000	$—	$35,000	100%
Operating Expenses:
Research and development	$51,859	$42,545	$9,314	22%
General and administrative	29,465	16,694	12,771	77%
Total operating expenses	81,324	59,239	22,085	37%
Loss from operations	(46,324)	(59,239)	12,915	(22)%
Other income:
Interest income, net	1,330	3,547	(2,217)	(63)%
Other income (loss)	25	—	25	100%
Total other income	1,355	3,547	(2,192)	(62)%
Equity investment loss	(605)	(2,614)	2,009	(77)%
Net loss	$(45,574)	$(58,306)	$12,732	(22)%
Revenue
Revenue of $35.0 million for the year ended December 31, 2020 was attributable to the nonrefundable upfront payment from Jazz in October 2020 related to the asset purchase and exclusive license agreement between us and Jazz.
Research and development expenses
Research and development expense increased by $9.3 million to $51.9 million for the year ended December 31, 2020 from $42.5 million for the year ended December 31, 2019, an increase of 22%.
The increase in research and development expense was attributable to a $6.1 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel and an increase in non-cash share-based compensation expense. In addition, research and development expense included a $2.4 million increase in external costs related to drug manufacturing and trial costs, and a $0.9 million increase in facility-related, and other miscellaneous department expenses.
Our research and development expenses are summarized in the table below:

	Twelve Months Ended December 31,
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
General and administrative expenses
General and administrative expenses were $29.5 million and $16.7 million for the years ended December 31, 2020 and December 31, 2019, respectively, as follows:

	Twelve Months Ended December 31,
(in thousands)	2020	2019	$ Change
Personnel-related	$16,476	$8,745	$7,731
Professional and consulting fees	10,437	6,061	4,376
Facility-related and other	2,552	1,888	664
Total general and administrative expenses	$29,465	$16,694	$12,771
The increase in general and administrative expense was primarily attributable to the hiring of additional personnel in our general and administrative functions, as we continued to expand our operations to support the organization, and an increase in non-cash share-based compensation expense. In addition, general and administrative expense included a $4.4 million increase in consulting and professional services, including legal, regulatory and compliance.
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
Liquidity and capital resources
Sources of Liquidity
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $173.9 million, $45.6 million and $58.3 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. We had an accumulated deficit of $292.5 million and $118.6 million at December 31, 2021 and December 31, 2020, respectively. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities and commercial paper.
Funding requirements
Our primary use of cash is to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.
We believe that our cash, cash equivalents and marketable securities balance as of December 31, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements through at least twelve months after the date this Annual Report is filed. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.
Our future funding requirements will depend on many factors, including the following:
•the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including the DeFi trial and the ReNeu trial;
•the clinical development plans we establish for these product candidates;
•the number and characteristics of product candidates that we develop;
•the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;
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
We will need additional funds to meet operational needs and capital requirements for clinical trials, other research and development expenditures, commercial activities and business development efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.
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
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Twelve Months Ended December 31,
(in thousands)	2021	2020	2019
Net cash used in operating activities	$(127,877)	$(32,191)	$(47,444)
Net cash provided by (used in) investing activities	83,592	(418,832)	(4,260)
Net cash provided by financing activities	1,157	270,485	333,708
Net increase (decrease) in cash and cash equivalents	$(43,128)	$(180,538)	$282,004
Cash flows used in operating activities
Net cash used in operating activities was $127.9 million, $32.2 million, and $47.4 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.
Net cash used in operating activities for the year ended December 31, 2021, was primarily due to our net loss for the year of $173.9 million, adjusted by non-cash charges of $40.9 million and a net change of $5.1 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $38.4 million for equity-based compensation expense, $1.0 million for non-cash operating lease expense amortization and $1.0 million for the equity investment loss associated with our investment in

MapKure. The change in our net operating assets and liabilities was primarily due to a net increase of $12.0 million in accounts payable and accrued expenses, partially offset by a $5.3 million increase in prepaid expenses and other non-current assets, and a $1.4 million decrease in lease liability, driven by cash payments for operating leases.
Net cash used in operating activities for the year ended December 31, 2020, was primarily due to our net loss for the year of $45.6 million, adjusted by non-cash charges of $12.0 million and a net change of $1.3 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $10.0 million for equity-based compensation expense, $1.0 million for non-cash operating lease expense amortization and $0.6 million for the equity investment loss associated with our investment in MapKure. The change in our net operating assets and liabilities was primarily due to a net increase of $4.6 million in accounts payable and accrued expenses, partially offset by a $2.0 million increase in prepaid expenses and other non-current assets, and a $1.4 million decrease in lease liability, driven by cash payments for operating leases.
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
Cash flows from investing activities
Net cash provided by investing activities was $83.6 million for the year ended December 31, 2021, driven by net sales of available-for-sale marketable securities of $85.6 million. Net cash used in investing activities was $418.8 million for the year ended December 31, 2020 related to the purchase of available-for-sale debt securities of $442.7 million, our June 2020 investment in MapKure of $3.5 million and capital expenditures of $0.6 million, offset by the proceeds from the sale and maturity of available-for-sale debt securities of $28.0 million. Net cash used in investing activities was $4.3 million for the year ended December 31, 2019, primarily related to the $3.6 million investment in MapKure and $0.7 million related to capital expenditures.
Cash flows provided by financing activities
Net cash provided by financing activities was $1.2 million for the year ended December 31, 2021, as a result of proceeds from stock option exercises. Net cash provided by financing activities was $270.5 million for the year ended December 31, 2020 and consisted of proceeds from issuance of common stock, net of issuance costs of $269.6 million as well as stock option exercises of $0.9 million. Net cash provided by financing activities was $333.7 million for the year ended December 31, 2019 and $50.4 million for the year ended December 31, 2018. Net cash provided by financing activities for the year ended December 31, 2019 consisted primarily of proceeds from Series A and B convertible preferred shares and the IPO.
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
We have not recorded any reserves for uncertain tax positions as of December 31, 2021.
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
Item 7A.  Quantitative and qualitative disclosures about market risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We had cash, cash equivalents and marketable securities of $432.7 million and $561.8 million as of December 31, 2021 and December 31, 2020, respectively, which consisted of bank deposits, highly liquid money market funds and investments in high-quality, highly liquid available-for-sale debt securities. Historical fluctuations in interest rates have not been significant for us. We had no outstanding debt as of December 31, 2021. Due to the short-term maturities of our cash equivalents and the high-quality, highly liquid nature of our available-for-sale debt marketable securities, an immediate one percentage point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements, short-term U.S. Treasury securities and investments in high-quality, highly liquid available-for-sale debt securities including corporate debt securities, government-sponsored enterprise securities and commercial paper. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SpringWorks Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SpringWorks Therapeutics, Inc (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, preferred unit and members’/stockholders’ equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Accrued Research and Development Costs

Description of the Matter
The Company’s accrual for research and development costs totaled $10 million as of December 31, 2021. As discussed in Note 3 to the consolidated financial statements, expenses incurred for certain research and development activities, including expenses associated with particular activities performed by contract research organizations, investigative sites in connection with clinical trials and contract manufacturing organizations, are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to the Company by its vendors on actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

Auditing the Company’s research and development accruals is especially complex due to the significant management judgement to estimate costs incurred and not yet billed at each reporting period as a result of the volume of clinical trials and the extent of third party service providers utilized. Additionally, due to the duration of the clinical trials as well as the timing of invoices received from third parties, actual amounts incurred are not typically known as of the audit report date.

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
New York, New York
February 24, 2022

SpringWorks Therapeutics, Inc. Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
(in thousands, except share and per-share data)
Assets
Current assets:
Cash and cash equivalents	$103,961	$147,089
Marketable securities	269,540	361,395
Prepaid expenses and other current assets	9,409	4,914
Total current assets	382,910	513,398
Long-term marketable securities	59,230	53,336
Property and equipment, net	3,187	1,075
Operating lease right-of-use assets	1,010	1,944
Equity investment	2,883	3,871
Restricted cash	565	565
Other assets	2,709	2,002
Total assets	$452,494	$576,191
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$3,429	$1,350
Accrued expenses	25,378	14,885
Operating lease liabilities, current	1,162	1,375
Total current liabilities	29,969	17,610
Operating lease liabilities, long-term	129	1,359
Other long-term liabilities	—	164
Total liabilities	30,098	19,133
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2021 and December 31, 2020.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 49,247,985 and 48,819,591 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	5	5
Additional paid-in capital	715,216	675,615
Accumulated other comprehensive income (loss)	(312)	41
Accumulated deficit	(292,513)	(118,603)
Total stockholders’ equity	422,396	557,058
Total liabilities and stockholders’ equity	$452,494	$576,191
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share and per-share data)	2021	2020	2019

Licensing revenue	$—	$35,000	$—
Operating expenses:
Research and development	101,676	51,859	42,545
General and administrative	71,792	29,465	16,694
Total operating expenses	173,468	81,324	59,239
Loss from operations	(173,468)	(46,324)	(59,239)
Other income:
Other income (expense)	(152)	25	—
Interest income, net	698	1,330	3,547
Total other income	546	1,355	3,547
Equity investment loss	(988)	(605)	(2,614)
Net loss	$(173,910)	$(45,574)	$(58,306)
Reconciliation of net loss to net loss attributable to common stockholders and unit holders:
Net loss	$(173,910)	$(45,574)	$(58,306)
Net gain attributable to extinguishment of Series A convertible preferred and Junior Series A convertible preferred units	—	—	7,729
Net loss attributable to common stockholders and unit holders, basic and diluted	$(173,910)	$(45,574)	$(50,577)

Net loss per share, basic and diluted	$(3.59)	$(1.05)	$(3.81)
Weighted average common shares outstanding, basic and diluted	48,497,790	43,300,063	13,274,836
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net loss	$(173,910)	$(45,574)	$(58,306)
Changes in other comprehensive income:
Unrealized gain (loss) on marketable securities, net	(353)	41	—
Total changes in other comprehensive income	$(353)	$41	$—
Comprehensive loss	(174,263)	(45,533)	(58,306)
Net gain attributable to extinguishment of Series A convertible preferred and Junior Series A convertible preferred units	—	—	7,729
Comprehensive loss attributable to common stockholders	$(174,263)	$(45,533)	$(50,577)
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statement of Preferred Unit and Members’/Stockholders’ Equity/(Deficit)

	Year ended December 31, 2019, 2020 and 2021
	Series A & B		Junior Series A				Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Convertible Preferred		Convertible Preferred		Common
(in thousands, except share and unit data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	63,600,000	62,930	6,437,500	2,014	3,101,206	—	1,069	—	(22,452)	(19,369)
Issuance of Series A convertible preferred shares, net	39,400,000	39,367								—
Issuance of Series B convertible preferred shares, net of $413 in legal costs	86,639,279	124,590								—
Series A convertible preferred extinguishment		(9,597)							9,597	9,597
Junior Series A convertible preferred extinguishment				1,868					(1,868)	—
Issuance of common stock upon closing of initial public offering, net of $16,570 in issuance cost					10,350,000	1	169,729			169,730
Stock-based compensation expense							3,109			3,109
Forfeitures of restricted stock awards					(248,568)					—
Conversion of convertible preferred stock into common stock	(189,639,279)	(217,290)	(6,437,500)	(3,882)	29,794,359	3	221,169			217,290
Exercise of stock options					9,080		21			21
Net loss									(58,306)	(58,306)
Balance at December 31, 2019	—	—	—	—	43,006,077	4	395,097	—	(73,029)	322,072
Exercise of stock options					190,484		893			893
Issuance of common stock upon closing of follow-on offering, net of $17,908 in issuance cost					5,637,254	1	269,591			269,592
Forfeitures of restricted stock awards					(14,224)					—
Stock-based compensation expense							10,034			10,034
Other comprehensive income, net of tax								41		41
Net Loss									(45,574)	(45,574)
Balance at December 31, 2020	—	—	—	—	48,819,591	5	675,615	41	(118,603)	557,058
Exercise of stock options					151,643	—	1,157			1,157
Issuance of restricted stock awards					332,226	—				—
Forfeitures of restricted stock awards					(55,475)	—				—
Stock-based compensation expense							38,444			38,444
Other comprehensive loss, net of tax								(353)		(353)
Net Loss									(173,910)	(173,910)
Balance at December 31, 2021	—	—	—	—	49,247,985	5	715,216	(312)	(292,513)	422,396
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating Activities
Net loss	$(173,910)	$(45,574)	$(58,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	490	349	192
Non-cash operating lease expense	993	1,049	—
Stock compensation expense	38,444	10,034	3,109
Equity investment loss	988	605	2,614
Changes in Operating Assets and Liabilities
Prepaid expenses and other current assets	(4,609)	(1,205)	(2,327)
Other assets	(707)	(843)	(656)
Accounts payable	2,074	(1,304)	1,880
Accrued expenses	9,912	5,945	6,385
Deferred rent	—	—	(335)
Lease Liability	(1,388)	(1,411)	—
Other long-term liabilities	(164)	164	—
Net cash used in operating activities	$(127,877)	$(32,191)	$(47,444)
Investing Activities
Capital expenditures	(2,016)	(642)	(670)
Equity investments	—	(3,500)	(3,590)
Purchases of marketable securities	(305,423)	(442,690)	—
Proceeds from sale and maturity of debt securities	391,031	28,000	—
Net cash provided by (used in) investing activities	$83,592	$(418,832)	$(4,260)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	269,592	169,730
Proceeds from issuance of Series A convertible preferred shares, net of issuance costs	—	—	39,367
Proceeds from issuance of Series B convertible preferred shares, net of issuance costs	—	—	124,590
Proceeds from stock option exercises	1,157	893	21
Net cash provided by financing activities	$1,157	$270,485	$333,708
Net increase (decrease) in cash and cash equivalents	(43,128)	(180,538)	282,004
Cash and cash equivalents including Restricted cash, beginning of period	147,654	328,192	46,188
Cash and cash equivalents including Restricted cash, end of period	$104,526	$147,654	$328,192

Supplemental non-cash items not included above resulting from the adoption of ASC 842
Initial recognition of operating lease right of use asset	$—	$2,879	$—
Initial recognition of lease liabilities	—	(4,030)	—
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc.
Notes to Consolidated Financial Statements
1.Nature of Operations
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
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of the disease associated with the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The global pandemic caused by COVID-19 (including the impact of emerging variant strains of the COVID-19 virus) did not have significant impacts on the Company's financial condition, results of operations or cash flows. While the extent to which the ongoing COVID-19 pandemic impacts the Company’s future results will depend on future developments, the pandemic and associated impacts, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of emerging variant strains of the COVID-19 virus and the rollout of COVID-19 vaccines, all of which remain uncertain and difficult to predict, could result in a material impact to the Company’s future financial condition, results of operations and cash flows.
At-the-Market Offering
In February 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC, pursuant to which the Company may issue and sell shares of common stock having aggregate offering proceeds of up to $200.0 million from time to time through Cowen as our sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Cowen may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the shares of common stock pursuant to the Sales Agreement in amounts and at times to be determined subject to the terms and conditions of the Sales Agreement, but has no obligation to sell any shares under the Sales Agreement. As of December 31, 2021, the Company had not sold any shares of its common stock under the Sales Agreement.
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
2.Risks and Liquidity

The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $292.5 million and $118.6 million, and working capital of $352.9 million and $319.4 million at December 31, 2021 and December 31, 2020, respectively. To date, the only revenue recognized by the Company was the nonrefundable upfront payment received under the asset purchase and license agreement with Jazz Pharmaceuticals Ireland Limited, or Jazz in October 2020. The Company does not have any products approved for commercial sale or sources of recurring revenue. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.
The Company had cash, cash equivalents and marketable securities of $432.7 million and $561.8 million as of December 31, 2021 and December 31, 2020, respectively. Based on the Company’s cash, cash equivalents and marketable securities at December 31, 2021, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements were issued.
3.Summary of Significant Accounting Policies
Basis of Presentation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.
Principles of Consolidation
The consolidated financial statements include the accounts of SpringWorks Therapeutics, Inc. and its subsidiaries, collectively, the Company. All intercompany transactions and balances have been eliminated in consolidation. Investments in business entities in which the Company lacks control but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method of accounting.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, accrued research and development expenses and the valuation of stock-based compensation awards. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. Actual results may differ from those estimates. On an ongoing basis, management evaluates its estimates, and adjusts those estimates and assumptions when facts or circumstances change. Changes in estimates are recorded in the period in which they become known.
Segment Information
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.
Cash and Cash Equivalents
The Company considers all highly liquid instruments that have maturities of three months or less when acquired to be cash equivalents. The Company had cash and cash equivalents as of December 31, 2021 and December 31, 2020 of $104.0 million and $147.1 million, respectively.
Marketable Securities
Marketable debt securities are reported at fair value with unrealized gains and losses included in Accumulated other comprehensive income. Each reporting period, the Company evaluates whether there are declines in fair value below amortized cost and if these declines are due to credit losses, as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. If both criteria regarding the intent or ability to hold are met, any decline in fair value due to credit losses is recorded as an allowance through Other income (expense) on the Company’s consolidated statements of operations;

limited by the amount that the fair value is less than the amortized costs basis. If either criteria is not met, any previously recorded allowance for credit losses and any excess amortized cost basis over fair value is recorded in Other income (expense) on the Company’s consolidated statements of operations. As of, and for the years ended December 31, 2021 and December 31, 2020, the Company did not have any allowance for credit losses or impairments of its marketable securities.
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
Property and Equipment
Property and equipment consist of computer equipment, software, furniture and leasehold improvements and are recorded at cost. Property and equipment are depreciated on a straight-line basis over their estimated useful lives.
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
General and Administrative
General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation for personnel in executive, finance, corporate, commercial, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; administrative travel expenses; and facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating expenses.
Equity-based compensation expense
The Company accounts for employee equity-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which requires all equity-based awards to employees and non-employee directors be recognized as expense in the statement of operations based on the grant date fair value of the awards. The Company’s equity-based awards generally vest over three or four years.
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
The Company recognizes forfeitures at the time of the actual forfeiture event in accordance with the adoption of the guidance per Accounting Standard Update, or ASU, No. 2016-9.
The grant-date fair value of performance-based awards with market conditions is estimated using a Monte Carlo simulation method that incorporates the probability of the performance conditions being met as of the grant date.
For stock options issued, the Company estimates the grant date fair value and the resulting stock-based compensation expense using the Black-Scholes option-pricing model.
The Black-Scholes option-pricing model requires the use of certain subjective assumptions which determine the fair value of stock-based awards. Inputs used in the Black-Scholes option-pricing model are:
•Fair value of common stock, which is the current trading price of the Company’s common stock.
•Expected term — The expected term represents the period that the equity-based awards are expected to be outstanding. The Company uses the simplified method to calculate the expected term due to the limited Company-specific historical information available for the Company.
•Expected volatility — The Company lacks Company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based primarily on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until it has adequate historical data regarding the volatility of its own traded stock.
•Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.
•Expected dividend — The Company has never paid dividends on its common units or stock and has no plans to pay dividends on its common stock. Therefore, the expected dividend yield is zero.
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
Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share excludes the potential impact of unvested restricted stock and stock options because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same.
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

Recently Adopted and Recently Issued Accounting Pronouncements
There were no recently adopted accounting pronouncements that had a material impact on the Company's financial statements, and no recently issued accounting pronouncements that are expected to have a material impact on the Company's financial statements.
4.Marketable Securities
The following table summarizes the Company’s available-for-sale marketable securities as of December 31, 2021 and December 31, 2020 at net book value:

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. Government securities	$105,043	$3	$(79)	$104,967
Corporate debt securities	78,729	—	(52)	78,677
Commercial paper	85,896	—	—	85,896
Long-term investments:
U.S. Government securities	59,414	—	(184)	59,230
Total	$329,082	$3	$(315)	$328,770

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. Government securities	$157,079	$24	$(1)	$157,102
Corporate debt securities	74,773	2	(10)	74,765
Commercial paper	129,528	—	—	129,528
Long-term investments:
U.S. Government securities	53,310	26	—	53,336
Total	$414,690	$52	$(11)	$414,731
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities and commercial paper.
The Company’s available-for-sale securities that are classified as short-term marketable securities in the consolidated balance sheet mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as noncurrent. As of December 31, 2021, the Company did not hold any investments that matured beyond five years.
5.Fair Value Measurements
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
The following tables sets forth the fair value hierarchy of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$89,905	$89,905	$—	—
Short-term investments:
U.S. Government securities	104,967	104,967	—	—
Corporate debt securities	78,677	—	78,677	—
Commercial paper	85,896	—	85,896	—
Long-term investments:
U.S. Government securities	59,230	59,230	—	—
Total	$418,675	$254,102	$164,573	$—

	As of December 31, 2020
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$107,723	$107,723	—	—
Short-term investments:
U.S. Government securities	157,102	157,102	—	—
Corporate debt securities	74,765	—	74,765	—
Commercial paper	129,528	—	129,528	—
Long-term investments:
U.S. Government securities	53,336	53,336	—	—
Total	$522,454	$318,161	$204,293	$—
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

6.Property and Equipment
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2021	2020	Useful Life
Leasehold improvements	$1,357	$1,184	Length of lease or 5 years, whichever is shorter
Computer equipment	157	157	3 years
Furniture	360	97	5 years
Software	361	62	3 years
Construction in process	1,971	104
	4,206	1,604
Less accumulated depreciation	(1,019)	(529)
	$3,187	$1,075
Depreciation expense was $490,000, $349,000, and $192,000 for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.
7.Leases
Operating Leases
The company’s operating leases relate to real estate.
In October 2018, the Company entered into a lease for its corporate headquarters in Stamford, CT. The lease expires in November 2022. The Company received $1.5 million from the previous tenant in connection with the assumption of the lease. The lease payments increase by 2% in each of the subsequent years. The Company established a security deposit of $0.5 million in the form of a letter-of-credit. In January 2022, the Company amended this lease agreement to extend the lease term through April 2028, with two five-year renewal options or one ten-year renewal option. The lease payments increase by 2.5% in each year commencing December 1, 2022.
In August 2018, the Company entered into a five-year operating lease in Durham, NC (the location of the Company’s clinical development operations), with two five-year renewal options. The lease payments increase by 2.75% in each of the subsequent 4 years. Rental payments under the renewal period will be at current market rates for the premises.
Aggregate Lease Information Related to the Application of ASC 842
The following information is disclosed in accordance with ASC 842, which was adopted as of January 1, 2020. The components of lease cost recorded in the Company’s consolidated statement of operations were as follows:

	Twelve Months Ended December 31,
(in thousands)	2021	2020
Operating lease cost
Fixed	$993	$1,049
Variable	548	486
Total lease cost	$1,541	$1,535

The Company’s leases are included on its consolidated balance sheets as follows:

(in thousands)	As of December 31, 2021	As of December 31, 2020
Operating leases
Operating lease right-of-use-assets	$1,010	$1,944
Total operating lease assets	$1,010	$1,944

Operating lease liabilities, current	$1,162	$1,375
Operating lease liabilities, long-term	129	1,359
Total operating lease liabilities	$1,291	$2,734
Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of December 31, 2021 were as follows:

(in thousands)	Operating Leases
2022	$1,182
2023	135
2024	—
2025 and thereafter	—
Total lease payments	1,317
Less: imputed interest	(26)
Present value of lease liabilities	$1,291
The weighted-average remaining lease term and discount rate related to the Company’s leases were as follows:

As of December 31, 2021
Weighted-average remaining lease term (in years)
Operating leases	1.1
Weighted-average discount rate
Operating leases	3.5%
Supplemental cash flow information related to the Company’s leases was as follows:

(in thousands)	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,388
Right-of-use assets obtained in exchange for new operating lease liabilities	—
As of December 31, 2021, the Company did not have any leases not yet commenced that created significant rights and obligations for the Company.
8.Accrued Expenses
Accrued expenses consisted of the following:

	December 31,	December 31,
(in thousands)	2021	2020
Accrued professional fees	$1,108	$827
Accrued compensation and benefits	12,081	5,834
Accrued research and development	10,069	7,922
Accrued other	2,120	302
Total accrued expenses	$25,378	$14,885

9. Equity Based Compensation
The Company recorded total equity-based compensation expense for the periods presented as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Research and development	$14,664	$3,055	$731
General and administrative	23,780	6,979	2,378
Total equity compensation expense	$38,444	$10,034	$3,109
2019 Equity Incentive Plan
The 2019 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares available for issuance under the 2019 Equity Incentive Plan is cumulatively increased each January 1, through and including January 1, 2030, by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee.
The terms of stock options and restricted stock awards, including vesting requirements, are determined by the Board of Directors or its delegates, subject to the provisions of the 2019 Equity Incentive Plan. Stock options and restricted stock awards granted by the Company to employees generally vest over three or four years, and stock options and restricted stock awards granted by the Company to directors generally vest over one or three years.
As of December 31, 2021, there were 4,061,466 shares available for future issuance under the 2019 Equity Incentive Plan.
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
In connection with the IPO no modification was triggered for the 2019 Private Company Plan and upon the effectiveness of the 2019 Equity Incentive Plan no further grants can be made under the 2019 Private Company Plan. However, the shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2019 Private Company Plan will be added back to the shares of common stock available for issuance under the 2019 Equity Incentive Plan.
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
2019 Employee Stock Purchase Plan
On August 30, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan, or the ESPP, which became effective immediately preceding the effectiveness of the Company’s registration statement on September 12, 2019 in connection with the IPO. A total of 442,153 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase each January 1, through and including January 1, 2028, by the lesser of (i) 663,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the administrator of the ESPP. As of December 31, 2021, there were 1,360,410 shares reserved for issuance under the ESPP. No offering periods under the ESPP had been initiated as of December 31, 2021.
Stock Options
A summary of the changes in the Company’s unit options for the period December 31, 2018 through the Reorganization is as follows:

	Number of Awards	Weighted Average Exercise Price
Outstanding at December 31, 2018	—	—
Granted	148,415	$1.65
Outstanding at March 29, 2019	148,415	1.65
A summary of the changes in the Company’s stock options during the period of Reorganization through December 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Aggregate Value
Outstanding at March 29, 2019	148,415	$1.65	—	—
Granted	3,177,233	5.21	—	—
Exercised	(9,080)	2.30	—	—
Forfeited/cancelled	(90,843)	2.18	—	—
Outstanding at December 31, 2019	3,225,725	5.08	9.4	107,771,472
Granted	1,580,788	35.90	—	—
Exercised	(190,484)	4.69	—	—
Forfeited/cancelled	(110,483)	23.49	—	—
Outstanding at December 31, 2020	4,505,546	15.51	8.7	256,860,405
Granted	2,547,813	73.37	—	—
Exercised	(151,643)	7.62	—	—
Forfeited/cancelled	(188,303)	37.34	—	—
Outstanding at December 31, 2021	6,713,413	37.03	8.2	196,012,147
Exercisable at December 31, 2021	2,736,057	17.86	7.4	122,887,280
Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on closing date, multiplied by the number of shares per each option.
Assumptions used in determining the fair value of the stock options granted in 2021 include risk-free interest rates of 0.50% – 1.33%, expected dividend yield of 0.00%, expected term in years of 5.5 years - 6.1 years and expected volatility of 70.0% - 75.0%.
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
During the year ended December 31, 2021, 44,103 options of the CEO performance award became exercisable upon the satisfaction of the market condition applicable to this award.
At December 31, 2021, the total unrecognized compensation expense related to unvested stock options was $117.8 million, which the Company expects to recognize over a weighted-average remaining period of approximately 2.7 years. For the year ended December 31, 2021, total stock compensation expense for stock options was $33.0 million.
Restricted Stock
A summary of the changes in the Company’s incentive units for the period December 31, 2018 through the Reorganization is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2018	2,503,744	$1.25
Vested	(228,209)	0.81
Forfeited	(12,570)	1.45
Unvested and outstanding at March 29, 2019	2,262,965	1.24
A summary of the changes in the Company’s restricted stock during the period from Reorganization through December 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and outstanding at March 29, 2019	2,262,965	$1.24
Vested	(737,530)	1.26
Forfeited	(235,998)	1.36
Unvested and outstanding at December 31, 2019	1,289,437	1.21
Vested	(588,345)	1.14
Forfeited	(14,224)	1.45
Unvested and outstanding at December 31, 2020	686,868	1.26
Granted	332,226	73.31
Vested	(493,309)	1.19
Forfeited	(55,475)	13.75
Unvested and outstanding at December 31, 2021	470,310	50.76
At December 31, 2021, the total unrecognized compensation expense related to unvested restricted stock was $18.5 million, which the Company expects to recognize over a weighted-average remaining period of approximately 1.73 years. For the year ended December 31, 2021, total restricted stock compensation expense was $5.4 million.
10.License and Collaboration Agreements
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
The Company recorded expense of $1.1 million, $0.9 million and $1.0 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively, in connection with this collaboration agreement, which are classified as research and development expenses in the Company’s statement of operations.
TEAD inhibitor portfolio license agreement

In May 2021, the Company announced an exclusive worldwide license agreement with Katholieke Universiteit Leuven, or KU Leuven, and the Flanders Institute for Biotechnology, or VIB, pursuant to which the Company in-licensed a portfolio of novel small molecule inhibitors of the TEA Domain, or TEAD, family of transcription factors, designed for the potential treatment of biomarker-defined solid tumors driven by aberrant Hippo pathway signaling. Under the terms of the agreement, the Company made an upfront payment of $11 million to KU Leuven and VIB, which was recorded as research and development expense in the consolidated statement of operations. Pursuant to the terms of the agreement, KU Leuven and VIB are also eligible to receive up to $285 million in development, regulatory and commercial milestones and tiered single-digit percentage royalties based on any future net sales of products developed based on the in-licensed technology.

EGFR inhibitor portfolio license agreement and sponsored research agreement

In October 2021, the Company announced an exclusive worldwide license agreement with Dana-Farber Cancer Institute, or Dana-Farber, pursuant to which it in-licensed a portfolio of novel small molecule inhibitors of Epidermal Growth Factor Receptor, or EGFR, designed for the treatment of EGFR-mutant lung cancers. Under the terms of the agreement, the Company made an upfront payment to Dana-Farber, which was recorded as research and development expense in the consolidated statement of operations. Pursuant to the terms of the agreement, Dana-Farber is also eligible to receive development and commercial milestones and royalties based on any future net sales of products developed based on the in-licensed technology.
Concurrent with this license agreement, the Company entered a multi-year sponsored research agreement with Stanford Medicine to fund continued research and development in a laboratory at Stanford Medicine as well as collaborating laboratories at Dana-Farber. This sponsored research agreement is intended to support lead optimization and translational biology efforts as the EGFR inhibitor portfolio advances towards development candidate nomination.
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

In October 2021, the Company announced the initiation of an expanded Phase 2 cohort from the first combination dose level that evaluated 0.95 mg/kg dose of BLENREP every three weeks plus nirogacestat based on encouraging preliminary data observed in the Phase 1 portion. The Company also announced the addition of two new sub-studies that will explore BLENREP plus nirogacestat in combination with pomalidomide and dexamethasone and in combination with lenalidomide plus dexamethasone.
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
Precision BioSciences clinical collaboration agreement
In September 2020, the Company entered into a clinical trial collaboration agreement with Precision BioSciences, Inc., or Precision Biosciences, to evaluate nirogacestat in combination with PBCAR269A, an investigational allogeneic, or CAR-T cell therapy candidate targeting BCMA, in patients with relapsed or refractory multiple myeloma.
Precision Biosciences is responsible for administering the Phase 1/2a clinical trial and is responsible for all costs associated with the direct conduct of the clinical trial, other than the manufacture and supply of nirogacestat and certain expenses related to intellectual property rights. The collaboration is managed by a joint steering committee of equal representation by the Company and Precision Biosciences.
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

Seagen clinical collaboration agreement
In June 2021, the Company entered into a clinical collaboration with Seagen to evaluate nirogacestat in combination with SEA-BCMA, Seagen’s investigational monoclonal antibody targeting BCMA in patients with relapsed or refractory multiple myeloma.
Pursuant to the terms of the agreement, other than the manufacturing of nirogacestat and certain expenses related to intellectual property rights, Seagen is responsible for the conduct and expenses of the collaboration, which is governed by a joint development committee with equal representation from each party.
AbbVie clinical collaboration agreement
In December 2021, the Company entered into a clinical collaboration with AbbVie to evaluate nirogacestat in combination with ABBV-383, AbbVie's investigational CD3 bispecific antibody directed against BCMA, in patients with relapsed or refractory multiple myeloma.
Pursuant to the terms of the agreement, other than the manufacturing of nirogacestat and certain expenses related to intellectual property rights, AbbVie is responsible for the conduct and expenses of the collaboration, which is governed by a joint steering committee with equal representation from each party
Jazz Pharmaceuticals asset purchase and exclusive license agreement
In October 2020, the Company and Jazz announced an asset purchase and exclusive license agreement, pursuant to which Jazz acquired the Company’s fatty acid amide hydrolase, or FAAH, inhibitor program including PF-4457845. The FAAH inhibitor program was obtained by the Company as part of the License Agreements in 2018. Jazz made an upfront payment of $35 million to the Company with potential future payments of up to $375 million based upon the achievement of certain clinical development, regulatory, and commercial milestones. In addition, Jazz is obligated to pay the Company tiered sales-based royalties on future net sales of PF-4457845 in the single-digit range.
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
11.Investments
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
In June 2020, the Company purchased an additional 3,500,000 Series A preferred units of MapKure for $3.5 million, as required by the terms of the initial investment in MapKure. As of December 31, 2021, the Company’s ownership interest in MapKure is 38.9%.
The Company determined that MapKure is a variable interest entity. The Company is not the primary beneficiary, as the Company does not have the power to direct the activities that most significantly impact the economic performance of MapKure. Accordingly, the Company does not consolidate the financial statements of this entity and accounts for this investment using the equity method of accounting. The Company reaffirmed its assessment as of December 31, 2021. In accordance with ASC 323-10-35-6, the Company records its portion of MapKure’s earnings or losses based on a one quarter lag.
For the year ended December 31, 2021, the Company recognized a $1.0 million loss for its portion of MapKure’s losses. The Company’s investment in MapKure is included in “Equity method investments” in the consolidated balance sheet. The balance of the Company’s investment was $2.9 million at December 31, 2021, representing the maximum exposure to loss as a result of the Company’s involvement with MapKure.
12.Commitments and Contingencies
As of December 31, 2021, the Company had obligations consisting of operating leases for facilities. Refer to Footnote 7: Leases for more information.
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
As of December 31, 2021, and December 31, 2020, there was no litigation or contingency that created at least a reasonable possibility of a material loss.
13.Income Taxes
As of December 31, 2021 and December 31, 2020, the Company did not have a current or deferred income tax expense or benefit as the Company has incurred losses since inception.
As of December 31, 2021, the Company has federal, state and city net operating loss carryforwards of $257.8 million, $151.1 million and $3.7 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards generated 2018 through 2021 of $253.5 million, will be available to offset 80% of taxable income for an indefinite period of time, until fully utilized. Federal net operating loss carryforwards of $4.3 million reported in 2017, and the state and city net operating loss carryforwards expire at various dates through 2040. The Company also has federal tax credits of $16.7 million, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various dates beginning in 2038.
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
The Company has not recorded any reserves for uncertain tax positions as of December 31, 2021 or December 31, 2020. The Company has completed a study for the research and development credit carryforwards through December 31, 2020, and has not yet conducted a study of research and development credit carryforwards for the year ended December 31, 2021. The 2021 study, once completed, may result in an adjustment to the Company’s research and development credit carryforwards. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.
Interest and penalty charges, if any, related to unrecognized tax benefits will be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.
Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.
The principal components of deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$63,418	$23,630
Research and development credits	2,581	1,673
Orphan drug credit	14,198	5,519
Accrued expenses	18	1,225
Depreciation	128	71
Stock compensation	8,476	1,972
Operating lease liabilities	271	574
Partnership investment	356	—
Total deferred tax assets	89,446	34,664
Deferred tax liability:
Operating lease right-of-use assets	(212)	(408)
Other	(2)	—
Valuation allowance	(89,232)	(34,256)
Net deferred tax assets	$—	$—
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2021 and December 31, 2020 because the Company’s management has determined that it is more likely than not that these assets will not be realized. The increase in the valuation allowance of $55.0 million in 2021 primarily relates to the net loss incurred by the Company as well as federal research and orphan drug credits generated.

The effective tax rate for the Company for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 was zero percent. A reconciliation of the income tax expense at the federal statutory tax rate to the Company’s effective income tax rate follows:

	Year Ended December 31,
	2021	2020	2019
Statutory tax rate	21.00%	21.00%	21.00%
U.S. state and local income taxes, net of U.S. federal income tax benefit	5.15	—	—
Stock-based compensation	(0.03)	0.55	—
Research and development credit	0.50	2.12	0.57
Orphan drug credit	4.99	11.95	—
Other	—	0.02	(0.04)
Change in valuation allowance	(31.61)	(35.64)	(21.53)
Effective tax rate	—%	—%	—%

14. 401(k) Plan
In 2017, the Company adopted a tax-qualified employee savings and retirement plan, or the 401(k) Plan, that covers all of its full-time employees who are at least 21 years of age. Pursuant to the 401(k) Plan, participants may elect to contribute up to the federally allowed maximum limits of their pretax earnings to the 401(k) Plan. Prior to January 1, 2021, the Company did not make any matching contributions. For the year ended December 31, 2021, expense for matching contributions totaling $0.5 million was included in the statement of operations.
15.Related Party Transactions
Pfizer is a significant shareholder of the Company and a former Pfizer employee is a member of the Board of Directors. See Note 9 for further details on transactions entered into with Pfizer.
Prior to the IPO, the Company regarded the Board of Directors, or BOD, as related parties. The Company recorded consulting and BOD expenses totaling $0.2 million for the period January 1, 2019 through the date of the IPO. For the year ended December 31, 2019, the Company recorded consulting and BOD expenses totaling $0.3 million.
16.Net Loss per Share
Basic and diluted net loss per unit and share is calculated as follows:

	Year Ended December 31,
(In thousands, except share and per-share data)	2021	2020	2019
Numerator:
Net loss	(173,910)	(45,574)	(58,306)
Net gain attributable to extinguishment of Series A convertible preferred and Junior Series A convertible preferred units	—	—	7,729
Net loss attributable to common stockholders	(173,910)	(45,574)	(50,577)
Denominator:
Weighted average shares outstanding, basic and diluted	48,497,790	43,300,063	13,274,836
Net loss per share, basic and diluted	(3.59)	(1.05)	(3.81)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of December 31,
	2021	2020
Common stock options issued and outstanding	6,713,413	4,505,546
Restricted stock subject to future vesting	470,310	686,868
Total potentially dilutive securities	7,183,723	5,192,414

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
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth quarter of the year ended December 31, 2021 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SpringWorks Therapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited SpringWorks Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, SpringWorks Therapeutics, Inc. (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, preferred unit and members’/stockholders’ equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 24, 2022

Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
Financial Statements
The consolidated financial statements filed as part of this report are listed on the Index to Financial Statements on page 122.
Financial Statement Schedule
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

4.3
Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 12, 2020.)

4.4
Amendment to the Amended and Restated Investors’ Rights Agreement, dated as of February 25, 2021 (Incorporated by Reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

10.1
2019 Stock Option and Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-233351) filed with the Securities and Exchange Commission on September 12, 2019).

10.2*	Amended and Restated 2019 Stock Option and Equity Incentive Plan and forms of award agreements thereunder.
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

10.5*	Second Amended and Restated Non-Employee Director Compensation Policy.
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

10.11.1§
Amendment No. 1 dated October 22, 2021, to the Clinical Trial Collaboration and Supply Agreement, dated as of June 25, 2019, between GlaxoSmithKline LLC and SpringWorks Therapeutics, Inc. (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39044) filed with the Securities and Exchange Commission on October 27, 2021).

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

10.14#
Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Francis I. Perier, Jr. (Incorporated by Reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.15#
Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Badreddin Edris (Incorporated by Reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.16#
Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Bhavesh Ashar (Incorporated by Reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.17#
Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Michael Burgess (Incorporated by Reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.18#
Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and L. Mary Smith (Incorporated by Reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.19#
Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Daniel J. Pichl (Incorporated by Reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.20#
Amended and Restated Employment Agreement, dated as of July 30, 2021, by and between the Registrant and Herschel S. Weinstein (Incorporated by Reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021).

10.21
Sales Agreement, dated February 25, 2021, by and between SpringWorks Therapeutics, Inc. and Cowen and Company, LLC (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39044) filed with the Securities and Exchange Commission on February 25, 2021).

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
__________________________________________
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

SPRINGWORKS THERAPEUTICS, INC.

Date: February 24, 2022	By:	/s/ Saqib Islam
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

Signature	Title	Date

/s/ Saqib Islam	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
Saqib Islam, J.D.

/s/ Francis I. Perier, Jr.	Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Francis I. Perier, Jr.

/s/ Michael P. Nofi	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Michael P. Nofi

/s/ Daniel S. Lynch	Chairman	February 24, 2022
Daniel S. Lynch, M.B.A.

/s/ Alan Fuhrman	Director	February 24, 2022
Alan Fuhrman

/s/ Julie Hambleton	Director	February 24, 2022
Julie Hambleton, M.D.

/s/ Freda Lewis-Hall	Director	February 24, 2022
Freda Lewis-Hall, M.D, DFAPA

/s/ Jeffrey Schwartz	Director	February 24, 2022
Jeffrey Schwartz, M.B.A.

/s/ Stephen Squinto	Director	February 24, 2022
Stephen Squinto, Ph.D.