Form 10-Q
period 2022-03-31
SpringWorks Therapeutics, Inc.
filed 2022-05-05
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
Securities registered pursuant to Section 12(b) of the Exchange Act:

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s Common Stock as of April 29, 2022 was 49,413,760.

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

SPRINGWORKS THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2022

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SpringWorks Therapeutics, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
(in thousands, except share and per-share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,933	$103,961
Marketable securities	266,338	269,540
Prepaid expenses and other current assets	7,680	9,409
Total current assets	355,951	382,910
Long-term marketable securities	32,475	59,230
Property and equipment, net	6,035	3,187
Operating lease right-of-use assets	5,356	1,010
Equity investment	2,546	2,883
Restricted cash	590	565
Other assets	2,627	2,709
Total assets	$405,580	$452,494
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$1,654	$3,429
Accrued expenses	21,257	25,378
Operating lease liabilities, current	327	1,162
Total current liabilities	23,238	29,969
Operating lease liabilities, long-term	5,538	129
Total liabilities	28,776	30,098
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 49,423,827 and 49,247,985 shares issued, and 49,407,617 and 49,247,985 shares outstanding at March 31, 2022 and December 31, 2021, respectively.	5	5
Additional paid-in capital	733,477	715,216
Accumulated deficit	(354,314)	(292,513)
Treasury stock, at cost (16,210 and 0 shares of common stock at March 31, 2022 and December 31, 2021, respectively).	(906)	—
Accumulated other comprehensive loss	(1,458)	(312)
Total stockholders’ equity	376,804	422,396
Total liabilities and stockholders’ equity	$405,580	$452,494
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per-share data)	2022	2021
Operating expenses:
Research and development	$34,103	$17,375
General and administrative	27,366	12,381
Total operating expenses	61,469	29,756

Loss from operations	(61,469)	(29,756)
Interest and other income (expense):
Other income (expense)	(193)	3
Interest income, net	198	227
Total interest and other income	5	230
Equity investment loss	(337)	(261)
Net loss	$(61,801)	$(29,787)

Net loss per share, basic and diluted	$(1.26)	$(0.62)
Weighted average common shares outstanding, basic and diluted	48,937,756	48,229,539
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(61,801)	$(29,787)
Changes in other comprehensive income:
Unrealized gain (loss) on marketable securities, net	(1,146)	12
Total changes in other comprehensive income	$(1,146)	$12
Comprehensive loss	(62,947)	(29,775)
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2022 and March 31, 2021
	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2020	48,819,591	$5	—	$—	$675,615	$41	$(118,603)	$557,058
Stock-based compensation expense					7,055			7,055
Issuance of restricted stock awards	145,535	—						—
Forfeitures of restricted stock awards	—							—
Exercise of stock options	59,026				359			359
Other comprehensive income, net of tax						12		12
Net loss							(29,787)	(29,787)
Balance at March 31, 2021	49,024,152	5	—	—	683,029	53	(148,390)	534,697

Balance at December 31, 2021	49,247,985	5	—	—	715,216	(312)	(292,513)	422,396
Stock-based compensation expense					17,094			17,094
Issuance of restricted stock awards	36,625	—						—
Exercise of stock options	142,657	—			1,167			1,167
Forfeitures of restricted stock awards	(3,440)	—
Shares of common stock used to satisfy tax withholding obligations			16,210	(906)				(906)
Other comprehensive loss, net of tax						(1,146)		(1,146)
Net Loss							(61,801)	(61,801)
Balance at March 31, 2022	49,423,827	$5	16,210	$(906)	$733,477	$(1,458)	$(354,314)	$376,804

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating activities
Net loss	$(61,801)	$(29,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	108	110
Non-cash operating lease expense	272	257
Stock compensation expense	17,094	7,055
Equity investment loss	337	261
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,729	697
Other assets	82	(545)
Accounts payable	(1,770)	879
Accrued expenses	(4,695)	357
Lease liability	(44)	(355)
Other long-term liabilities	—	(33)
Net cash used in operating activities	(48,688)	(21,104)
Investing activities
Capital expenditures	(2,387)	(45)
Purchases of marketable securities	(23,242)	(86,373)
Proceeds from sale and maturity of debt securities	52,053	55,500
Net cash provided by (used in) investing activities	26,424	(30,918)
Financing activities
Shares of common stock repurchased to satisfy tax withholding obligations	(906)	—
Proceeds from stock option exercises	1,167	359
Net cash provided by financing activities	261	359
Net decrease in cash and cash equivalents	(22,003)	(51,663)
Cash and cash equivalents including Restricted cash, beginning of period	104,526	147,654
Cash and cash equivalents including Restricted cash, end of period	$82,523	$95,991

Non-cash investing activities
Right-of-use assets obtained in exchange for operating lease obligations	$5,580	$—
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
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $354.3 million and $292.5 million, and working capital of $332.7 million and $352.9 million, as of March 31, 2022 and December 31, 2021, respectively. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.
The Company had cash, cash equivalents and marketable securities of $380.7 million and $432.7 million as of March 31, 2022 and December 31, 2021, respectively. Based on the Company's cash, cash equivalents and marketable securities as of March 31, 2022, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of the disease associated with the novel strain of coronavirus known as COVID-19 as a global pandemic. This disease continues to spread, including recent acceleration of the spread of the Delta and Omicron variants of COVID-19 in the areas in which the Company operates. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The global pandemic caused by COVID-19 (including the impact of emerging variant strains of the COVID-19 virus and stagnant vaccination rates) did not have significant impacts on the Company's financial condition, results of operations or cash flows during the periods presented. While the extent to which the ongoing COVID-19 pandemic impacts the Company’s future results will depend on future developments, the pandemic and associated impacts, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of emerging variant strains of the COVID-19 virus and the rollout of COVID-19 vaccines, all of which remain uncertain and difficult to predict, could result in a material impact to the Company’s future financial condition, results of operations and cash flows.
2. Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the pet States, or U.S. GAAP, for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC, and should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
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
3. Marketable Securities
The following table summarizes the Company’s available-for-sale marketable securities as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Cash Equivalents:
Corporate debt securities	$11,091	$2	$—	$11,093
Short-term investments:
U.S. Government securities	117,894	—	(645)	117,249
Corporate debt securities	73,451	—	(300)	73,151
Commercial paper	75,938	—	—	75,938
Long-term investments:
U.S. Government securities	32,990	—	(515)	32,475
Total	$311,364	$2	$(1,460)	$309,906

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. Government securities	$105,043	$3	$(79)	$104,967
Corporate debt securities	78,729	—	(52)	78,677
Commercial paper	85,896	—	—	85,896
Long-term investments:
U.S. Government securities	—	—	—	—
Total	$269,668	$3	$(131)	$269,540
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities and commercial paper.
The Company’s available-for-sale securities classified as short-term marketable securities in the condensed consolidated balance sheets mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of March 31, 2022, the Company did not hold any investments with maturity dates greater than five years.
As of, and for the three months ended March 31, 2022, the Company did not have any allowance for credit losses or impairments of its marketable securities.
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
As of March 31, 2022 and December 31, 2021, the Company's financial assets and liabilities recognized at fair value on a recurring basis consisted of the following:

	As of March 31, 2022
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$26,735	$26,735	$—	$—
Corporate debt securities	11,093	—	11,093	—
Short-term investments:
U.S. Government securities	117,249	117,249	—	—
Corporate debt securities	73,151	—	73,151	—
Commercial paper	75,938	—	75,938	—
Long-term investments:
U.S. Government securities	32,475	32,475	—	—
Total	$336,641	$176,459	$160,182	$—

	As of December 31, 2021
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$89,905	$89,905	$—	$—
Short-term investments:
U.S. Government securities	104,967	104,967	—	—
Corporate debt securities	78,677	—	78,677	—
Commercial paper	85,896	—	85,896	—
Long-term investments:
U.S. Government securities	59,230	59,230	—	—
Total	$418,675	$254,102	$164,573	$—
As of March 31, 2022 and December 31, 2021, the Company’s financial assets measured at fair value on a recurring basis using a market approach included cash equivalents, which consist of money market funds, and marketable securities, which consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities and commercial paper.
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
5. Investment and Variable Interest Entity
MapKure
In June 2019, the Company announced the formation of MapKure LLC., or MapKure, an entity jointly owned by the Company and BeiGene Ltd., or BeiGene. BeiGene licensed to MapKure exclusive rights to BGB-3245, an oral, small molecule selective inhibitor of specific BRAF driver mutations and genetic fusions. MapKure is advancing BGB-3245 through clinical development for solid tumor patients harboring BRAF driver mutations and genetic fusions that were observed to be sensitive to the compound in preclinical studies.
As of March 31, 2022, the Company’s ownership interest in MapKure was 38.9%. In addition to the Company’s equity ownership in MapKure, the Company has appointed a member to each of MapKure’s joint steering committee and board of directors. The Company also contributes to clinical development and other operational activities for BGB-3245 through a service agreement with MapKure.
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
The Company recognized an equity loss of $0.3 million for each of the three month periods ended March 31, 2022 and March 31, 2021. The Company’s ownership interest in MapKure is included in “Equity method investments” in the condensed consolidated balance sheets. The balance of the Company’s investment was $2.5 million as of March 31, 2022, representing the maximum exposure to loss as a result of the Company’s involvement with MapKure.
6. Accrued Expenses
Accrued expenses consists of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Accrued professional fees	$975	$1,108
Accrued compensation and benefits	4,528	12,081
Accrued research and development	12,235	10,069
Accrued other	3,519	2,120
Total accrued expenses	$21,257	$25,378

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

Leases
In October 2018, the Company entered into a lease for its corporate headquarters in Stamford, CT. In January 2022, the Company amended this lease agreement to extend the lease term through April 2028, with two five-year renewal options or one ten-year renewal option. Pursuant to the amendment, the Company is entitled to $0.5 million in tenant allowances, which may be used to offset certain future capital expenditures, and the lease payments increase by 2.5% in each year commencing December 1, 2022. The amendment was treated as a modification and the lease liability and Operating lease right-of-use asset were updated to reflect minimum lease payments and any other adjustments.
As of March 31, 2022, future lease payments under non-cancelable leases with terms greater than one year are as follows:

(in thousands)	Operating Leases
2022	$257
2023	1,262
2024	1,155
2025	1,184
2026 and thereafter	2,881
Total lease payments	6,739
Less: imputed interest	(874)
Present value of lease liabilities	$5,865
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
As of March 31, 2022, there was no litigation or contingency with at least a reasonable possibility of a material loss.
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
The terms of stock options and restricted stock units and awards, including vesting requirements, are determined by the Board of Directors or its delegates, subject to the provisions of the 2019 Equity Incentive Plan. Restricted stock units and awards granted by the Company to employees generally vest over three years, and stock options granted by the Company to employees generally vest over four years. Restricted stock units and awards and stock options granted by the Company to directors generally vest over one year.
As of March 31, 2022, there were 4,785,168 shares available for issuance in connection with future awards under the 2019 Equity Incentive Plan.
Stock-Based Awards
During the three months ended March 31, 2022, the Company granted 1,350,479 stock option awards, 464,513 restricted stock units and 36,625 restricted stock awards to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the three months ended March 31, 2022, 104,985 restricted stock awards previously issued to employees of the Company vested, and 142,657 stock options were exercised.
As of March 31, 2022, there were 2,991,905 stock options vested and exercisable. In June 2019, the Company’s CEO received an award of 176,411 stock options, or the 2019 CEO Performance Award. During the quarter ended March 31, 2022, 11,026 options of the CEO Performance Award became exercisable upon the satisfaction of the market condition applicable to this award.
Stock-based compensation expense included in the condensed consolidated statements of operations for each of the periods presented is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$7,072	$2,282
General and administrative	10,022	4,773
Total stock-based compensation expense	$17,094	$7,055
As of March 31, 2022, the unrecognized compensation expense related to unvested stock options, restricted stock units and restricted stock awards was $153.9 million, $25.3 million and $18.4 million, respectively, which is expected to be recognized over a weighted-average remaining period of approximately 2.78, 2.77 years and 1.78 years, respectively.
As of March 31, 2022, the Company had 7,832,865 stock options outstanding, 459,614 unvested restricted stock units and 398,510 unvested restricted stock awards.
9. Net Loss per Share
Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potentially dilutive securities not included in the computation of the diluted net loss per share for the periods ended March 31, 2022 and March 31, 2021, because to do so would be anti-dilutive:

	As of March 31,
	2022	2021
Common stock options issued and outstanding	7,832,865	5,692,100
Restricted stock units subject to future vesting	459,614	—
Restricted stock awards subject to future vesting	398,510	686,241
Total potentially dilutive securities	8,690,989	6,378,341

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of SpringWorks Therapeutics, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, or 2021 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 24, 2022. Unless the context otherwise requires, all references to "we," "us," "our," or the "Company" refer to SpringWorks Therapeutics, Inc., together with its subsidiaries. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including under Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements”. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
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
Our most advanced product candidate, nirogacestat, is an oral, small molecule gamma secretase inhibitor currently in development for the treatment of desmoid tumors, a rare and often debilitating and disfiguring soft tissue tumor for which there are currently no therapies approved by the U.S. Food and Drug Administration, or FDA. We believe nirogacestat may address the significant limitations associated with existing treatment options and has the potential to become the first therapy approved by the FDA for both newly diagnosed and previously treated desmoid tumors. Since we licensed nirogacestat from Pfizer Inc., or Pfizer, in August 2017, the FDA has granted us Orphan Drug Designation, Fast Track Designation and Breakthrough Therapy Designation for this indication, and the European Commission granted Orphan Drug Designation to nirogacestat for the treatment of soft tissue sarcoma. In May 2019, we announced the initiation of the DeFi trial, a potentially registrational Phase 3 clinical trial of nirogacestat for adult patients with desmoid tumors, and in July 2020, we announced full enrollment of the DeFi trial. The primary endpoint for the DeFi trial is progression free survival, defined as the time from randomization until the date of assessment of radiographic progression as measured by RECIST v1.1, the date of assessment of clinical progression or death by any cause. Radiographic or clinical progression are determined by blinded independent central review. We have commenced the activities to enable the topline analysis from the DeFi trial and expect to report these data in the second quarter of 2022.

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

We are also evaluating mirdametinib for the treatment of solid tumors harboring other MAPK aberrations, in both monotherapy and combination approaches. In June 2021, we announced the initiation of Phase 1/2 clinical trial of mirdametinib in children and young adults with low-grade glioma. The study is sponsored by St. Jude Children’s Research Hospital and supported by SpringWorks. In August 2021, we announced the evaluation of mirdametinib in a Phase 1b/2a platform study sponsored by Memorial Sloan Kettering Cancer Center and supported by SpringWorks to explore the compound both as a monotherapy and as a combination therapy in advanced solid tumors harboring MAPK-activating mutations. The trial, which initiated in the third quarter of 2021, is initially exploring mirdametinib in two patient cohorts: the first in combination with fulvestrant, a selective estrogen receptor degrader in patients with estrogen receptor-positive metastatic breast cancer with MAPK alterations (particularly inactivating mutations in NF1), and as a monotherapy in advanced solid tumors harboring oncogenic MEK1 or MEK2 mutations

In addition to our late-stage programs in rare oncology indications, we have expanded our portfolio to develop targeted therapies for the treatment of highly prevalent hematologic malignancies and genetically defined metastatic solid tumors. To advance this strategy, we are taking a precision medicine approach in collaboration with industry leaders. In hematologic malignancies, we have announced collaborations with GlaxoSmithKline, or GSK, Janssen Biotech, Inc., Pfizer, Allogene Therapeutics, Inc., Precision BioSciences, Inc., Seagen, Inc., AbbVie Inc and Regeneron Pharmaceuticals, Inc., or Regeneron, to develop novel combination regimens of nirogacestat alongside our collaborators’ B-cell maturation antigen, or BCMA, directed therapies for the treatment of multiple myeloma. In October 2021, we announced an update from our ongoing clinical collaboration with GSK evaluating nirogacestat in combination with BLENREP (belantamab mafodotin-blmf) in patients with relapsed or refractory multiple myeloma, or RRMM; the initiation of an expanded Phase 2 cohort from the first combination dose level that evaluated 0.95 mg/kg dose of BLENREP every three weeks plus nirogacestat based on encouraging preliminary data observed in the Phase 1 cohort. We also announced the addition of two new sub-studies that will explore BLENREP plus nirogacestat in combination with (i) pomalidomide plus dexamethasone and (ii) lenalidomide plus dexamethasone in patients with RRMM. In addition to our industry collaborations with leading BCMA-directed therapy developers, we are working with the Fred Hutchinson Cancer Research Center and Dana-Farber Cancer Institute to further explore nirogacestat’s ability to potentiate BCMA-directed therapies as part of sponsored research agreements. In genetically defined metastatic solid tumors, our current efforts center on the mitogen activated protein kinase, or MAPK, pathway. In collaboration with BeiGene, Ltd., or BeiGene, we are exploring the combination of mirdametinib with BeiGene’s lifirafenib in RAS mutated and other MAPK aberrant cancers. In addition, we are exploring the use of BGB-3245 in a distinct set of genetically defined BRAF mutated tumors via MapKure, LLC, or MapKure, an entity jointly owned by us and BeiGene.

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

Furthermore, we intend to continue to build our portfolio by licensing additional programs with strong biological rationales and validated mechanisms of action, such as the TEA Domain, or TEAD, inhibitor program that we in-licensed from Katholieke Universiteit Leuven and the Flanders Institute for Biotechnology, and the portfolio of epidermal growth factor receptor small molecule inhibitors that we in-licensed from Dana-Farber Cancer Institute. We also plan to continue using shared-value partnerships to maximize the potential of our therapies to serve patients. We continue to invest in building leading preclinical development, clinical development and commercial capabilities and have focused on structuring innovative partnerships that seek to align incentives and optimize business outcomes for each party involved. We believe that this approach will continue to allow us to expand our shared-value relationships with innovators, maximize the potential of our existing and future portfolio, and support the building of a scalable and sustainable business focused on the efficient advancement and commercialization of product candidates that hold the potential to transform the lives of patients living with severe rare diseases and cancer.

Recent Developments

In April 2022, we entered into a clinical trial collaboration and supply agreement with Regeneron to evaluate nirogacestat in combination with REGN5458, Regeneron’s investigational bispecific antibody targeting CD3 and BCMA, in patients with

RRMM. Pursuant to the terms of the agreement, other than expenses related to the manufacturing and supply of nirogacestat and certain expenses related to intellectual property rights, Regeneron is responsible for the clinical development and will assume all costs associated with the study.
COVID-19 Impact
In December 2019, a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, was identified in Wuhan, China. On March 11, 2020, the World Health Organization designated the outbreak of COVID-19, the disease associated with SARS-CoV-2, as a global pandemic. The disease continues to spread, including the recent acceleration of the spread of the Delta and Omicron variants of COVID-19 in the areas in which we operate. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter- in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Since the onset of the COVID-19 pandemic, we have undertaken a number of business continuity measures to mitigate potential disruption to our operations and in order to preserve the integrity of our research and development programs. To date, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway; however, as a result of the pandemic, or any impacts of emerging variant strains of the COVID-19 virus, stagnant vaccination rates and related factors, we may experience disruptions that could impact our research and development timelines and outcomes. We will continue to evaluate the impact of the ongoing COVID-19 pandemic, along with the impact of emerging variants, on our business. While the extent to which COVID-19 impacts our future results will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of emerging variant strains of the COVID-19 virus and the rollout of COVID-19 vaccines, all of which remain uncertain and difficult to predict, it is possible that the global pandemic and its associated economic impacts could result in a material impact to our business, future financial condition, results of operations and cash flows.
Based on our cash, cash equivalents and marketable securities balance as of March 31, 2022, of $380.7 million, management estimates that its current liquidity position will enable it to meet operating expenses through at least twelve months after the date this Quarterly Report is filed. For further details on our liquidity position, see the "Results of Operations."
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

External costs for research and development expenses are tracked on a program-by-program basis. Internal costs for research and development expenses, such as compensation-related costs for our research and development employees, as well as depreciation and other indirect costs, are not tracked on a program-by-program basis.
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

Results of Operations
Comparison of the three months ended March 31, 2022 and March 31, 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Operating Expenses:
Research and development	$34,103	$17,375	$16,728	96%
General and administrative	27,366	12,381	14,985	121%
Total operating expenses	61,469	29,756	31,713	107%
Loss from operations	(61,469)	(29,756)	(31,713)	107%
Interest and other income:
Interest income, net	198	227	(29)	(13)%
Other income (loss)	(193)	3	(196)	100%
Total interest and other income (loss)	$5	$230	$(225)	(98)%
Equity investment loss	(337)	(261)	(76)	29%
Net loss	$(61,801)	$(29,787)	$(32,014)	107%
Research and Development
Research and development expense increased by $16.7 million to $34.1 million for the three months ended March 31, 2022 from $17.4 million for the three months ended March 31, 2021, an increase of 96%.
The increase in research and development expense was primarily attributable to a $10.5 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense, and a $5.4 million increase in external costs related to drug manufacturing and trial costs.
General and Administrative
General and administrative expense was $27.4 million for the three months ended March 31, 2022, an increase of $15.0 million or 121% from $12.4 million for the three months ended March 31, 2021.
The increase in general and administrative expense was primarily attributable to a $9.5 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense as we continued to expand our operations to support the organization, and a $4.1 million increase in professional fees, as we continue to build new capabilities, including commercial.
Interest and Other Income
The decrease in interest and other income was driven by a decrease in other income, net, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease was attributable to $0.2 million in miscellaneous expenses for the three months ended March 31, 2022.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $61.8 million and $29.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively. We had an accumulated deficit of $354.3 million and $292.5 million as of March 31, 2022 and December 31, 2021, respectively. Based on our cash, cash equivalents and marketable securities balances as of March 31, 2022, management estimates that our liquidity position will enable it to meet operating expenses through at least twelve months after the date that this Quarterly Report is filed. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. Government securities and commercial paper.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(48,688)	$(21,104)
Net cash provided by (used in) investing activities	26,424	(30,918)
Net cash provided by financing activities	261	359
Net increase in cash and cash equivalents	(22,003)	(51,663)
Cash and cash equivalents, beginning of period	104,526	147,654
Cash and cash equivalents, end of period	$82,523	$95,991
Net Cash Used in Operating Activities
Net cash used in operating activities was $48.7 million for the three months ended March 31, 2022, which was driven by a net loss of $61.8 million and a net decrease from changes in operating assets and liabilities of $4.7 million, partially offset by stock-based compensation expense of $17.1 million, non-cash operating lease expense of $0.3 million and an equity investment loss of $0.3 million. Net cash used in operating activities was $21.1 million for the three months ended March 31, 2021, driven by a net loss of $29.8 million, offset by stock-based compensation expense of $7.1 million, a net increase from changes in operating assets and liabilities of $1.0 million, non-cash operating lease expense of $0.3 million and an equity investment loss of $0.3 million.
Net Cash Provided by and Used in Investing Activities
Net cash provided by investing activities was $26.4 million for the three months ended March 31, 2022 and net cash used in investing activities was $30.9 million for the three months ended March 31, 2021. Net cash provided by investing activities for the three months ended March 31, 2022 related to the sale and maturities of available-for-sale debt securities of $52.1 million, partially offset by purchases of available-for-sale debt securities of $23.2 million and capital expenditures of $2.4 million. Net cash used in investing activities for the three months ended March 31, 2021 was related to the purchase of available-for-sale debt securities of $86.4 million, and capital expenditures of $0.1 million, offset by the proceeds from the sale and maturity of available-for-sale debt securities of $55.5 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 consisted of proceeds from stock option exercises, partially offset by stock repurchased to satisfy employee tax withholding obligations on restricted stock releases. Net cash provided by financing activities for the three months ended March 31, 2021 consisted of proceeds from stock option exercises.
Funding Requirements
Our primary use of cash is to fund operating expenses, primarily our research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.
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
Contractual Obligations
In October 2018, we entered into a lease for our corporate headquarters in Stamford, CT. In January 2022, we amended this lease agreement to extend the lease term through April 2028, with two five-year renewal options or one ten-year renewal option. Pursuant to the amendment, we are entitled to $0.5 million in tenant allowances, which may be used to offset certain future capital expenditures, and the lease payments increase by 2.5% in each year commencing December 1, 2022. The amendment was treated as a modification and the lease liability and Operating lease right-of-use asset were updated to reflect minimum lease payments and any other adjustments.
As of March 31, 2022, future lease payments under non-cancelable leases with terms greater than one year are as follows:

(in thousands)	Operating Leases
2022	$257
2023	1,262
2024	1,155
2025	1,184
2026 and thereafter	2,881
Total lease payments	6,739
Less: imputed interest	(874)
Present value of lease liabilities	$5,865

During the three months ended March 31, 2022, there were no other material changes to our contractual obligations and commitments than those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in Part II Item 6. of our 2021 Form 10-K.
We enter into contracts in the normal course of business for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.
Critical Accounting Policies and Use of Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and the related disclosures in the financial statements and accompanying notes. These accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based compensation awards. We base our estimates on historical experience, known trends and other market-specific or relevant factors that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments; However, because future events and their effects cannot be determined with certainty, actual results may differ from those estimates, judgments or assumptions, and such differences could be material. On an ongoing basis, we evaluate our estimates, judgments and assumptions, and adjust those estimates, judgments and assumptions when facts or circumstances change. Changes in estimates are recorded in the period in which they become known. Although we believe that these estimates are reasonable actual results could differ.
Accrued Research and Development Expenses
Research and development expenditures for clinical development, including upfront licensing fees and milestone payments associated with products that have not yet been approved by the FDA, are charged to research and development expenses as incurred. These expenses consist of expenses incurred in performing development activities, including salaries and benefits, stock-based compensation expense, preclinical expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Expenses incurred for certain research and development activities, including expenses associated with particular activities performed by CROs, investigative sites in connection with clinical trials and contract manufacturing organizations, are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to us by our vendors for actual activities completed or costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of expense recognition. Expenses for research and development activities incurred that have yet to be invoiced by the vendors that perform the related activities are reflected in the consolidated financial statements as accrued research and development expenses. Advance payments for goods or services to be received in the future for research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

We do not expect our estimates to be materially different from amounts actually incurred. For the periods presented, we have experienced no material differences between amounts accrued and actual expenses.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There were no material changes to our market risks from those described in Part II Item 7A. Quantitative and qualitative disclosures about market risk, of our 2021 Form 10-K.
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

PART II. Other Information
Item 1. Legal Proceedings
As of the date of this Quarterly Report on Form 10-Q, we are not currently a party to any material legal proceedings. In the future, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.
Item 1A. Risk Factors
Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the Securities and Exchange Commission, or the SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Those risk factors below denoted with an “*” are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.

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
Risks related to our research and development
•Our business is highly dependent on the success of our lead product candidates, nirogacestat and mirdametinib, as well as the other product candidates in our pipeline. If we are unable to successfully complete clinical development of, obtain regulatory approval for, or commercialize our product candidates, or if we experience delays in doing so, our business will be materially harmed.
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
•Despite entering into a manufacturing and supply agreement, we have not yet manufactured on a commercial scale and expect to rely on third parties to produce and process commercial quantities of our product candidates, if approved.
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
•Our current operations are concentrated in two locations, and we or the third parties upon whom we depend may be adversely affected by natural disasters, including those that may be related to climate change, or other unforeseeable or uncontrollable events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*
Risks related to our financial position and need for additional capital
•We have incurred significant net losses since our inception and anticipate that we will incur net losses in the future.
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
We intend to develop nirogacestat and mirdametinib, and likely other future product candidates, in combination with one or more other approved or unapproved rational therapies to treat cancer or other diseases. For example, we are currently evaluating mirdametinib in combination with lifirafenib, BeiGene Ltd.’s, or BeiGene's, RAF dimer inhibitor, and nirogacestat in combination with eight BCMA-directed therapies across modalities through our collaborations with industry leaders developing such therapies.
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
For example, we are developing nirogacestat for the treatment of desmoid tumors and mirdametinib for the treatment of NF1-PN, both of which are rare diseases with small patient populations. As a result, although we have completed enrollment in our DeFi and ReNeu trials, we may encounter difficulties enrolling subjects in other clinical trials for these product candidates due, in part, to the small size of these patient populations. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. In addition, in the case of mirdametinib, we may face difficulty with enrollment due to physician or patient perception of an adverse tolerability profile.
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
Switching or adding additional CROs involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired development timelines. The ongoing COVID-19 global pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they may face further disruption in light of resurgences of COVID-19 and emerging variant strains thereof, stagnant vaccination rates and related factors, which may affect our ability to initiate and complete our pre-clinical studies and clinical trials. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
In addition, we contract with packaging providers with the appropriate expertise, facilities and scale to meet our needs. Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact our ability to operate or lead to delays in any clinical development programs. We believe that our current packaging contractors operate in accordance with cGMP, but we can give no assurance that FDA, EMA or comparable foreign regulatory authorities will not conclude that a lack of compliance exists. In addition, any delay in contracting for packaging services, or failure of the contract manufacturer to perform the services as needed, may delay any clinical trials, registration and launches, which could negatively affect our business. The extent to which the ongoing COVID-19 pandemic impacts our ability to procure our preclinical and clinical trial product supplies will depend on the severity and duration of the spread of the virus (along with emergent variant strains thereof and stagnant vaccination rates) and the actions undertaken to contain COVID-19 or treat its effects, and may cause delays. If our current third-party contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.
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
Despite entering into a manufacturing and supply agreement, we have not yet manufactured on a commercial scale and expect to rely on third parties to produce and process commercial quantities of our product candidates, if approved.
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
Under our collaboration agreement with BeiGene, the combination of mirdametinib and lifirafenib is being evaluated in a Phase 1b/2 clinical trial. Additionally, under our eight collaboration agreements with industry leading BCMA-directed therapy developers, the combination of nirogacestat and the BCMA-directed therapy of each such developer is being evaluated in relapsed or refractory multiple myeloma patients. Under these existing collaboration arrangements, upon completion of the relevant clinical trials, we and our collaboration partners will have the opportunity to negotiate in good faith to provide for the expansion of the respective clinical collaboration and the potential establishment of a commercial relationship. However, our partners have no obligation to continue development of the combination products, regardless of the applicable clinical trial results. We also jointly formed MapKure LLC., or MapKure, with BeiGene for the development of BGB-3245, and although we contribute to clinical development and other operational activities and have representation on MapKure’s board of directors and joint steering committee, we do not control the development process. MapKure may pursue a development plan that differs from our expectations, which may or may not be successful.
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

We are a party to license agreements pursuant to which we in-license key patents for our product candidates. At the time we began our operations in August 2017, we entered into four license agreements with Pfizer, three of which remain in effect, including a license agreement for each of our lead product candidates, nirogacestat and mirdametinib, both of which agreements were amended and restated in 2019. Each of our existing licenses imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. While we assigned the Pfizer license agreement covering our FAAH inhibitor program in connection with the sale of that program to Jazz Pharmaceuticals Ireland Limited, or Jazz, in October 2020, there can be no assurance that Jazz will comply with the terms of such license, which could result in its termination and our inability to recover that asset as a remedy for a potential material breach of Jazz’s obligations to us in connection with such sale.
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
As of March 31, 2022, we had 190 full-time employees. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, clinical, manufacturing, medical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We have incurred significant net losses in each reporting period since our inception. To date, we have financed our operations principally through equity financings. We have derived all of our revenue from the nonrefundable upfront payment we received under the Jazz asset purchase and license agreement and we do not have any products approved for commercial sale or sources of recurring revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue from them. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each annual period since our inception. Our net losses were $61.8 million and $29.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $354.3 and $292.5, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, seek regulatory approvals for, and prepare for commercialization of, our product candidates, including our lead product candidates, nirogacestat and mirdametinib, and any future product candidates.
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
We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of our product candidates.*
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development and clinical trials of our product candidates to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of March 31, 2022, we had $380.7 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months after the date this Quarterly Report is filed. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development and obtain regulatory approval of our product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
Our future funding requirements will depend on many factors, including, but not limited to:
•the initiation, progress, timing, costs and results of clinical trials for our product candidates; including any unforeseen costs we may incur as a result of clinical trial delays due to the ongoing COVID-19 pandemic, the Russia and Ukraine conflict, or other causes;
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
Our executive officers, directors and their affiliates and holders of more than 5% of our common stock beneficially hold, in the aggregate, as of March 31, 2022, approximately 55.2% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are in their best interest as one of our stockholders.
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
•the potential impact that sanctions and other measures being imposed in response to the Russia-Ukraine conflict, or the global business disruption caused by the conflict, could have on revenue and supply chain;
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
We, the FDA, EMA or comparable foreign regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, restrictions could be imposed on the approval or an approved product could be subject to a boxed warning, which is the FDA's most prominent warning regarding safety concerns, and undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies.
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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the U.S. is protected under the Safe Harbor exemption as set forth in 35 U.S.C. §271. If any of our product candidates are approved by the FDA, third parties may then seek to enforce their patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and any patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
•the availability of materials or manufacturing slots for the products needed for our clinical trials, as a result of the ongoing conflict between Russia and Ukraine and resulting heightened economic sanctions from the United States, which could lead to delays in these trials; We could face higher costs or reduced availability of supplies, materials, components, or services for product candidates in the U.S., the European Union, and other jurisdictions;
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
Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel,and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
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
•we may encounter safety or efficacy problems caused by the ongoing COVID-19 pandemic;
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
Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in prices for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosures and transparency measures, and, in some cases, implementing regulations designed to encourage importation from other countries and bulk purchasing.
Further, the Right to Try Act of 2017, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act of 2017.
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
In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. The ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, unless additional congressional action is taken. However, pursuant to the CARES Act, these reductions were suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The Consolidated Appropriations Act of 2021, extended the suspension period to March 31, 2021. An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, signed into law on April 14, 2021, extended the suspension period to December 31, 2021. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
As discussed above, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. See “—Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.” At the federal level, the former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. Further, the former Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions. In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), which was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. In 2020, former President Trump announced several executive orders related to prescription drug pricing that sought to implement several of the former administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of any such final regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates.
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
We are developing nirogacestat for the treatment of desmoid tumors and mirdametinib for the treatment of NF1-PN. If our product candidates are approved by the FDA, we may only promote or market our product candidates for their specifically approved indications and in a manner consistent with the approved labeling. We will train our marketing and sales force against promoting our product candidates for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. Furthermore, the use of our products for indications other than those approved by the FDA may not effectively treat such conditions. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our products for any off-label uses, which could lead to product liability suits that that might require significant financial and management resources and that could harm our reputation. Additionally, the FDA imposes stringent restrictions on manufacturers’ communications regarding off-label uses and if we, or our collaborators, do not promote our products, if approved, in a manner consistent with the approved labeling, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the Federal Food, Drug, and Cosmetic Act and other statutes, including the FCA, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. During the ongoing COVID-19 public health emergency, the FDA has noted that it is working to ensure timely reviews of applications for medical products in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required, and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the European member states.*
We intend to seek approval to market our product candidates in both the U.S. and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.
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
In addition, in most foreign countries, including the European Economic Area, or EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the Company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected. Moreover, if the current conflict between Russia and Ukraine expands into the region, there is the potential for us to face higher costs or reduced availability of materials or manufacturing slots for product candidates in the EU and other jurisdictions.
We may incur substantial costs in our efforts to comply with evolving global data protection laws and regulations, and any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.
The global data protection landscape is rapidly evolving, and we may be or become subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, transfer, security and processing of personal data, such as information that we collect about participants and healthcare providers in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on us. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. For example, California recently passed the California Consumer Privacy Act, or CCPA, which went into effect in January 2020 and provides broad rights to California consumers with respect to the collection and use of their information by businesses. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The CCPA created a new and potentially severe statutory damages framework and private rights of action for violations of the CCPA, including for failing to implement reasonable security procedures and practices to prevent data breaches. In November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA, which is expected to take effect on January 1, 2023, will significantly expand the CCPA, including by introducing additional data protection obligations such as data minimization and storage limitations, granting additional rights to consumers such as correction of personal information and additional opt-out rights, and creating a new entity to implement and enforce the CPRA. The uncertainty surrounding the implementation of CCPA and CRPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. The new California law further expands the privacy and process enhancements and commitment of resources in support of compliance with California’s regulatory requirements and may lead to similar laws in other U.S. states or at a national level.
In addition to our operations in the U.S., which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal information, we may seek to conduct clinical trials in EEA and may become subject to additional European data privacy laws, regulations and guidelines. The General Data Protection Regulation, (EU) 2016/679, or GDPR, became effective on May 25, 2018, and deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identified and/or identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, maintaining internal records and appropriately deleting personal information in line with retention periods. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10 million Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20 million Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.
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
If we further expand our operations outside of the U.S., we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of any foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the Company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because in many countries hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

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
We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations of any such laws and regulations.
Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals, and we can be held liable for the corrupt or other illegal activities of our personnel, agents or partners, even if we do not explicitly authorize or have prior knowledge of such activities.
Risks related to managing business and operations
Public health outbreaks, epidemics or pandemics, such as the ongoing COVID-19 pandemic, could adversely impact our business, including our preclinical studies and clinical trials.*
Public health outbreaks, epidemics and pandemics could adversely impact our business. For example, the novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, identified in Wuhan, China in December 2019, and the resulting disease from SARS-CoV-2, or COVID-19, has become a global pandemic. This disease continues to spread, including recent acceleration of the spread of the Delta and Omicron variants of COVID-19 in the areas in which the Company operates. The pandemic and government measures taken in response have had a significant impact, both directly and indirectly, on businesses and commerce throughout the world generally: worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, our personnel have been continuing their work outside of our offices. While, as of the date of this report, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway, as a result of the pandemic, including the impact of emerging variant strains of the COVID-19 virus and the availability and utilization of COVID-19 vaccines, and with respect to any future epidemics, all of which remain uncertain and difficult to predict, we may continue to experience disruptions that could severely impact research and development timelines and outcomes, including, but not limited to:
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
Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 pandemic continues to evolve, including the recent acceleration of the spread of the Delta and Omicron variants of COVID-19 in the areas in which the Company operates, and the continuing and long-term impacts are difficult to predict. While the negative effects of the pandemic appear to be lessening and vaccines have been widely distributed and continue to be distributed in the United States, numerous other countries have not developed or distributed vaccines at all or on widespread bases, and, therefore, may continue to see widespread impact of the COVID-19 virus. The negative economic impacts on economies generally, resulting volatility in the stock market, and the negative impact on many industries, the workforce and retailers continue to be felt. Additionally, there have emerged numerous variant strains of the COVID-19 virus, and there is a possibility that the vaccines we currently have available will not be protective against such variant strains, as well as concerns around stagnant vaccination rates and related factors which continue to impede progress toward the return to pre-pandemic activities and levels of consumer confidence. The extent to which the current pandemic and any potential future resurgences or outbreaks impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread and distribution of the disease, the duration of the pandemic, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, the success of treatments and vaccines designed to combat the COVID-19 virus and the effectiveness of other actions taken in the U.S. and other countries to diagnose, contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business and development activities in the manner and on the timelines presently planned could be materially and negatively impacted. There can be no assurance that any such disruptions or delays will not materially adversely impact our business, results of operations, access to financial resources and our financial condition.
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
Competition for skilled personnel in our industry is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, in a timely manner or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity incentive awards that vest over time and from time to time we will consider additional forms of incentives given then-prevailing company circumstances and market conditions. The value to employees of restricted stock units and awards and stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams are at-will employees and may terminate their employment with us on short notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Given the stage of our programs and our plans to expand operations, our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior personnel across our organization.
Our internal computer systems, or those used by our vendors, or other contractors or consultants, may fail or suffer security breaches.
Despite the implementation of security measures, our internal computer systems and those of our CROs and other third parties, including our contractors and consultants, are vulnerable to damage from computer viruses and unauthorized access. Like other companies of our size and in our industry, we have been the target of phishing attacks and attacks on our data and systems. Companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the ongoing COVID-19 global pandemic. While we believe we have not experienced any material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of financial or confidential information, we could incur liability and the further development and commercialization of our product candidates could be delayed.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, or the Code, as amended, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements and other transactions that have occurred since our inception, as well as our initial public offering, may trigger such an ownership change pursuant to Sections 382 and 383 of the Code. Any such limitation, whether as the result of the initial public offering, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. Generally, under current law, federal net operating losses generated after December 31, 2017 are not subject to expiration and may not be carried back to prior taxable years. However, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, suspended the 80% taxable income limitation for net operating losses generated in 2018, 2019, and 2020 to the extent these losses are exhausted during the special five-year carryback period or during the 2018, 2019 or 2020 tax years. Additionally, as noted above, for taxable years beginning after December 31, 2020, the CARES Act provisions no longer apply and the deductibility of such federal net operating losses is limited to 80% of our taxable income in any future taxable year.
The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ordinary shares.
Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the United Kingdom was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. Upon the expiration of the Transition Period, the EU and the United Kingdom entered into a post-Brexit trade and cooperation agreement on certain aspects of trade and other strategic and political issues, which became provisionally applicable on January 1, 2021 and entered into force May 1, 2021 following ratification by both the United Kingdom and the EU.
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
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the U.S. and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. In addition, regarding the current conflict in Ukraine, while we do not have any clinical trial sites or operations in Ukraine or Russia, if the current conflict expands into the region continues, resulting heightened economic sanctions from the United States and the international community, in addition to environmental regulations, could limit our ability to procure or use certain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn (including inflation or uncertainty caused by political violence and chaos) could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all.

A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the U.S., possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Increasing scrutiny and changing expectations from governments with respect to Environmental, Social and Governance, or ESG, policies and practices may cause us to incur additional costs or expose us to additional risks.
There has been increasing public focus and scrutiny from investors and governmental and nongovernmental organizations on corporate ESG practices. Our ESG practices may not meet the standards of all of our stockholders and advocacy groups may campaign for further changes. A failure, or perceived failure, to respond to related expectations could cause harm to our business and reputation and have a negative impact on the market price of our securities. New governmental regulations could result in new regulations and new or more stringent forms of ESG oversight and disclosures which may lead to increased expenditures for sustainability initiatives.
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
•the risk/benefit profile, cost and reimbursement policies with respect to our product candidates if approved, and existing and potential future therapeutics that compete with our product candidates; and
•future accounting pronouncements or changes in our accounting policies.
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2022, the Company had 49,407,617 shares of common stock outstanding, of which 398,510 shares are restricted shares subject to future vesting.
As of March 31, 2022, approximately 55.2% of our shares of common stock are beneficially held by directors, executive officers and holders of more than 5% of our common stock and will be subject to certain limitations of Rule 144 under the Securities Act.
In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under the 2019 Stock Option and Equity Incentive Plan will automatically increase on January 1 of each year, with January 1, 2020 having been the first of such increases and continuing through and including January 1, 2030, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board, or Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
In May 2022, we adopted a retention program for our senior Research and Development leadership to further incentivize their continued service during anticipated upcoming key research and development milestones. In connection with this program, on May 2, 2022, we entered into a retention agreement with Dr. Burgess, Head of Research and Development and one of our named executive officers, which provides for retention bonuses of cash and equity, subject to Dr. Burgess’ continued employment through specified dates as further described below. If Dr. Burgess remains employed by the Company through June 30, 2022 and June 30, 2023, the Company will make lump sum retention payments of $200,000 to Dr. Burgess on each of those dates. In addition, if Dr. Burgess remains employed by the Company through June 30, 2022, the Company will grant fully vested stock awards for the number of shares of the Company’s common stock having a value equal to $300,000 to Dr. Burgess. If Dr. Burgess remains employed by the Company through June 30, 2023, the Company will grant restricted stock units for the number of shares of the Company’s common stock having a value equal to $300,000 to Dr. Burgess, which restricted stock units will vest as follows: 33% shall vest on June 30, 2024; 33% shall vest on June 30, 2025; and 34% shall vest on June 30, 2026, in each case subject to Dr. Burgess’ continued employment with the Company through each such vesting date.
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

10.1*	Second Lease Modification Agreement, dated as of January 31, 2022, by and between Two Harbor Point Square LLC and SpringWorks Therapeutics, Inc.
10.2*	Retention Agreement, dated May 2, 2022, by and between SpringWorks Therapeutics, Inc. and Michael Burgess.
10.3*	Retention Agreement, dated May 2, 2022, by and between SpringWorks Therapeutics, Inc. and L. Mary Smith.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SPRINGWORKS THERAPEUTICS, INC.

Date: May 5, 2022	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: May 5, 2022	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer