Form 10-Q
period 2022-06-30
SpringWorks Therapeutics, Inc.
filed 2022-08-04
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s Common Stock as of July 29, 2022 was 49,442,662.

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
•the fact that topline or interim data from a clinical study may not be predictive of the final or more detailed results of such study or the results of other ongoing or future studies;
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

SPRINGWORKS THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SpringWorks Therapeutics, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
(in thousands, except share and per-share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,571	$103,961
Marketable securities	264,970	269,540
Prepaid expenses and other current assets	7,458	9,409
Total current assets	341,999	382,910
Long-term marketable securities	—	59,230
Property and equipment, net	9,193	3,187
Operating lease right-of-use assets	5,132	1,010
Equity investment	6,358	2,883
Restricted cash	550	565
Other assets	2,687	2,709
Total assets	$365,919	$452,494
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$2,191	$3,429
Accrued expenses	32,212	25,378
Operating lease liabilities, current	511	1,162
Total current liabilities	34,914	29,969
Operating lease liabilities, long-term	5,271	129
Total liabilities	40,185	30,098
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 49,458,602 and 49,247,985 shares issued and 49,436,172 and 49,247,985 shares outstanding at June 30, 2022 and December 31, 2021, respectively.	5	5
Additional paid-in capital	752,041	715,216
Accumulated deficit	(423,364)	(292,513)
Treasury stock, at cost (22,430 and 0 shares of common stock at June 30, 2022 and December 31, 2021, respectively).	(1,129)	—
Accumulated other comprehensive loss	(1,819)	(312)
Total stockholders’ equity	325,734	422,396
Total liabilities and stockholders’ equity	$365,919	$452,494
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per-share data)	2022	2021	2022	2021
Operating expenses:
Research and development	$38,024	$32,091	$72,127	$49,466
General and administrative	30,987	14,930	58,353	27,311
Total operating expenses	69,011	47,021	130,480	76,777

Loss from operations	(69,011)	(47,021)	(130,480)	(76,777)
Interest and other income (expense):
Other expense, net	(24)	(41)	(217)	(38)
Interest income, net	372	211	570	438
Total interest and other income	348	170	353	400
Equity investment loss	(387)	(159)	(724)	(420)
Net loss	$(69,050)	$(47,010)	$(130,851)	$(76,797)

Net loss per share, basic and diluted	$(1.41)	$(0.97)	$(2.67)	$(1.59)
Weighted average common shares outstanding, basic and diluted	49,071,590	48,422,921	48,989,690	48,326,764
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(69,050)	$(47,010)	$(130,851)	$(76,797)
Changes in other comprehensive income:
Unrealized loss on marketable securities, net	(361)	(28)	(1,507)	(16)
Total changes in other comprehensive income	$(361)	$(28)	$(1,507)	$(16)
Comprehensive loss	$(69,411)	$(47,038)	$(132,358)	$(76,813)
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2021	49,024,152	$5		$—	$683,029	$53	$(148,390)	$534,697
Stock-based compensation expense					8,795			8,795
Issuance of restricted stock awards	65,756	—						—
Forfeitures of restricted stock awards	(6,192)							—
Exercise of stock options	19,350				129			129
Other comprehensive income, net of tax						(28)		(28)
Net loss							(47,010)	(47,010)
Balance at June 30, 2021	49,103,066	$5	—	$—	$691,953	$25	$(195,400)	$496,583

Balance at March 31, 2022	49,423,827	$5	16,210	$(906)	$733,477	$(1,458)	$(354,314)	$376,804
Stock-based compensation expense					18,429			18,429
Forfeitures of restricted stock awards	(4,143)							—
Restricted stock units vested	24,369							—
Exercise of stock options	14,549				135			135
Shares of common stock used to satisfy tax withholding obligations			6,220	(223)				(223)
Other comprehensive income, net of tax						(361)		(361)
Net Loss							(69,050)	(69,050)
Balance at June 30, 2022	49,458,602	$5	22,430	$(1,129)	$752,041	$(1,819)	$(423,364)	$325,734

	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2020	48,819,591	$5		$—	$675,615	$41	$(118,603)	$557,058
Stock-based compensation expense					15,850			15,850
Issuance of restricted stock awards	211,291							—
Forfeitures of restricted stock awards	(6,192)							—
Exercise of stock options	78,376				488			488
Other comprehensive income, net of tax						(16)		(16)
Net loss							(76,797)	(76,797)
Balance at June 30, 2021	49,103,066	$5	—	$—	$691,953	$25	$(195,400)	$496,583

Balance at December 31, 2021	49,247,985	$5	—	$—	$715,216	$(312)	$(292,513)	$422,396
Stock-based compensation expense					35,523			35,523
Issuance of restricted stock awards	36,625	—						—
Forfeitures of restricted stock awards	(7,583)	—						—
Restricted stock units vested	24,369							—
Exercise of stock options	157,206				1,302			1,302
Shares of common stock used to satisfy tax withholding obligations			22,430	(1,129)				(1,129)
Other comprehensive income, net of tax						(1,507)		(1,507)
Net Loss							(130,851)	(130,851)
Balance at June 30, 2022	49,458,602	$5	22,430	$(1,129)	$752,041	$(1,819)	$(423,364)	$325,734

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Operating activities
Net loss	$(130,851)	$(76,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	298	225
Non-cash operating lease expense	559	502
Stock compensation expense	35,523	15,850
Equity investment loss	724	420
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,951	586
Other assets	22	(217)
Accounts payable	(1,233)	2,554
Accrued expenses	5,438	2,975
Lease liability	(190)	(697)
Other long-term liabilities	—	(33)
Net cash used in operating activities	(87,759)	(54,632)
Investing activities
Capital expenditures	(4,912)	(177)
Equity investments	(4,200)	—
Purchases of marketable securities	(67,953)	(140,897)
Proceeds from sale and maturity of debt securities	130,246	132,700
Net cash provided by (used in) investing activities	53,181	(8,374)
Financing activities
Treasury stock	(1,129)	—
Proceeds from stock option exercises	1,302	488
Net cash provided by financing activities	173	488
Net decrease in cash and cash equivalents	(34,405)	(62,518)
Cash and cash equivalents including Restricted cash, beginning of period	104,526	147,654
Cash and cash equivalents including Restricted cash, end of period	$70,121	$85,136

Non-cash investing activities
Right-of-use assets obtained in exchange for operating lease obligations	$5,580	$—

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
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $423.4 million and $292.5 million, and working capital of $307.1 million and $352.9 million, as of June 30, 2022 and December 31, 2021, respectively. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.
The Company had cash, cash equivalents and marketable securities of $334.5 million and $432.7 million as of June 30, 2022 and December 31, 2021, respectively. Based on the Company's cash, cash equivalents and marketable securities as of June 30, 2022, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of the disease associated with the novel strain of coronavirus known as COVID-19 as a global pandemic. This disease continues to spread, including emerging variant strains of COVID-19, in the areas in which the Company operates. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The global pandemic caused by COVID-19 (including the impact of emerging variant strains of the COVID-19 virus and stagnant vaccination rates) did not have significant impacts on the Company's financial condition, results of operations or cash flows during the periods presented. While the extent to which the ongoing COVID-19 pandemic impacts the Company’s future results will depend on future developments, the pandemic and associated impacts, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of emerging variant strains of the COVID-19 virus and the rollout of COVID-19 vaccines, all of which remain uncertain and difficult to predict, could result in a material impact to the Company’s future financial condition, results of operations and cash flows.
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
3. Marketable Securities
The following table summarizes the Company’s available-for-sale marketable securities as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	134,449	—	(1,463)	132,986
Non-U.S. government securities	9,367	—	(25)	9,342
Corporate debt securities	46,803	—	(331)	46,472
Commercial paper	76,170	—	—	76,170
Total	$266,789	$—	$(1,819)	$264,970

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$105,043	$3	$(79)	$104,967
Corporate debt securities	78,729	—	(52)	78,677
Commercial paper	85,896	—	—	85,896
Long-term investments:
U.S. government securities	59,414	—	(184)	59,230
Total	$329,082	$3	$(315)	$328,770
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
The Company’s available-for-sale securities classified as short-term marketable securities in the condensed consolidated balance sheets mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of June 30, 2022, the Company did not hold any investments with maturity dates greater than one year.
As of, and for the three and six months ended June 30, 2022, the Company did not have any allowance for credit losses or impairments of its marketable securities.
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
As of June 30, 2022 and December 31, 2021, the Company's financial assets and liabilities recognized at fair value on a recurring basis consisted of the following:

	As of June 30, 2022
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$55,338	$55,338	$—	$—
Short-term investments:
U.S. government securities	132,986	132,986	—	—
Non-U.S. government securities	9,342	—	9,342	—
Corporate debt securities	46,472	—	46,472	—
Commercial paper	76,170	—	76,170	—
Total	$320,308	$188,324	$131,984	$—

	As of December 31, 2021
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$89,905	$89,905	$—	$—
Short-term investments:
U.S. government securities	104,967	104,967	—	—
Corporate debt securities	78,677	—	78,677	—
Commercial paper	85,896	—	85,896	—
Long-term investments:
U.S. government securities	59,230	59,230	—	—
Total	$418,675	$254,102	$164,573	$—
As of June 30, 2022 and December 31, 2021, the Company’s financial assets measured at fair value on a recurring basis using a market approach included cash equivalents, which consist of money market funds, and marketable securities, which consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
The Company’s money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine fair value. The U.S. government securities are classified as Level 1 and valued utilizing quoted market prices. The Company’s corporate debt securities, non-U.S. government securities, and commercial paper are classified as Level 2 and valued utilizing various market and industry inputs.
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
In conjunction with the formation of MapKure in June 2019, the Company purchased 3,500,000 Series A preferred units of MapKure, or a 25.0% ownership interest, for $3.5 million and in June 2020, the Company purchased an additional 3,500,000 Series A preferred units of MapKure for $3.5 million, increasing its ownership interest to 38.9%, as required by the terms of the Series A unit purchase agreement.

In June 2022, the Company made an additional investment in MapKure and purchased 4,200,000 Series B preferred units of MapKure for $4.2 million, pursuant to the terms of a Series B preferred unit purchase agreement. The Company is obligated to purchase an additional 2,800,000 Series B preferred units of MapKure for $2.8 million at a second closing under such agreement to be held in the first quarter of 2023. As of June 30, 2022, the Company’s ownership interest in MapKure was 38.9%. In addition to the Company’s equity ownership in MapKure, the Company has appointed a member to each of MapKure’s joint steering committee and board of directors. The Company also contributes to clinical development and other operational activities for BGB-3245 through a service agreement with MapKure.
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
The Company recognized an equity loss of $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively and $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. The Company’s ownership interest in MapKure is included in “Equity method investments” in the condensed consolidated balance sheets. As of June 30, 2022, the Company’s maximum exposure to loss as a result of the Company’s involvement with MapKure is $9.2 million, representing the carrying value of the investment of $6.4 million plus the unfunded obligation of $2.8 million.
6. Accrued Expenses
Accrued expenses consists of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Accrued professional fees	$1,432	$1,108
Accrued compensation and benefits	8,646	12,081
Accrued research and development	15,860	10,069
Accrued other	6,274	2,120
Total accrued expenses	$32,212	$25,378

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
As of June 30, 2022, future lease payments under non-cancelable leases with terms greater than one year are as follows:

(in thousands)	Operating Leases
2022	$213
2023	1,262
2024	1,155
2025	1,184
2026 and thereafter	2,881
Total lease payments	6,695
Less: imputed interest	(913)
Present value of lease liabilities	$5,782

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
As of June 30, 2022, there was no litigation or contingency with at least a reasonable possibility of a material loss.
8. Stock-Based Compensation
2019 Equity Incentive Plan
The Company's 2019 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares reserved for issuance under the 2019 Equity Incentive Plan is cumulatively increased each January 1, through and including January 1, 2030, by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee.

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
As of June 30, 2022, there were 4,485,793 shares available for issuance in connection with future awards under the 2019 Equity Incentive Plan.
Stock-Based Awards
During the six months ended June 30, 2022, the Company granted 1,601,087 stock option awards, 619,800 restricted stock units and 36,625 restricted stock awards to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the six months ended June 30, 2022, 189,439 restricted stock awards previously issued to employees of the Company were released, 24,369 restricted stock units vested and 157,206 stock options were exercised.
As of June 30, 2022, there were 3,522,521 stock options vested and exercisable. In June 2019, the Company’s Chief Executive Officer, or CEO, received an award of 176,411 stock options, or the 2019 CEO Performance Award. During the quarter ended June 30, 2022, 11,025 options of the CEO Performance Award became exercisable upon the satisfaction of the market condition applicable to this award.
Stock-based compensation expense included in the condensed consolidated statements of operations for each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$8,044	$3,045	$15,116	$5,328
General and administrative	10,385	5,750	20,407	10,522
Total stock-based compensation expense	$18,429	$8,795	$35,523	$15,850
As of June 30, 2022, the unrecognized compensation expense related to unvested stock options, restricted stock units and restricted stock awards was $144.7 million, $27.6 million and $16.0 million, respectively, which is expected to be recognized over a weighted-average remaining period of approximately 2.62 years, 2.50 years and 1.82 years, respectively.
As of June 30, 2022, the Company had 7,981,939 stock options outstanding, 581,360 unvested restricted stock units and 309,913 unvested restricted stock awards.
9. Net Loss per Share
Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potentially dilutive securities not included in the computation of the diluted net loss per share for the periods ended June 30, 2022 and June 30, 2021, because to do so would be anti-dilutive:

	As of June 30,
	2022	2021
Common stock options issued and outstanding	7,981,939	6,138,459
Restricted stock units subject to future vesting	581,360	—
Restricted stock awards subject to future vesting	309,913	600,259
Total potentially dilutive securities	8,873,212	6,738,718

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of SpringWorks Therapeutics, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, or 2021 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 24, 2022. Unless the context otherwise requires, all references to "we," "us," "our," "SpringWorks," or the "Company" refer to SpringWorks Therapeutics, Inc., together with its subsidiaries. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including under Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements”. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Our most advanced product candidate, nirogacestat, is an oral, small molecule gamma secretase inhibitor currently in development for the treatment of desmoid tumors, a rare and often debilitating and disfiguring soft tissue tumor for which there are currently no therapies approved by the U.S. Food and Drug Administration, or FDA. We believe nirogacestat may address the significant limitations associated with existing treatment options and has the potential to become the first therapy approved by the FDA for both newly diagnosed and previously treated desmoid tumors. Since we licensed nirogacestat from Pfizer Inc., or Pfizer, in August 2017, the FDA has granted us Orphan Drug Designation, Fast Track Designation and Breakthrough Therapy Designation for this indication, and the European Commission granted Orphan Drug Designation to nirogacestat for the treatment of soft tissue sarcoma. In May 2019, we announced the initiation of the DeFi trial, a potentially registrational, double-blind, placebo-controlled Phase 3 trial evaluating the efficacy, safety and tolerability of nirogacestat for the treatment of adult patients with progressing desmoid tumors, and in May 2022, we announced positive topline results from the DeFi trial. The DeFi trial met its primary endpoint of improving progression-free survival, or PFS, demonstrating a statistically significant improvement for nirogacestat over placebo, with a 71% reduction in the risk of disease progression (hazard ratio (HR) = 0.29 (95% CI: 0.15, 0.55); p < 0.001). In addition, the trial met all key secondary endpoints, with nirogacestat demonstrating statistically significant improvements as compared to placebo in objective response rate, or ORR, and patient-reported outcomes, or PROs. Nirogacestat was generally well tolerated with a manageable safety profile. The majority of women of childbearing potential had adverse events consistent with ovarian dysfunction. Other adverse events were generally consistent with previously reported data. Additional data are expected to be presented at a medical conference in the second half of 2022, and SpringWorks plans to submit a New Drug Application, or NDA, to the FDA in the second half of 2022.

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

We are also evaluating mirdametinib for the treatment of solid tumors harboring mitogen activated protein kinase, or MAPK, aberrations, in both monotherapy and combination approaches. In June 2021, we announced the initiation of Phase 1/2 clinical trial of mirdametinib in children and young adults with low-grade glioma. The study is sponsored by St. Jude Children’s Research Hospital and supported by SpringWorks. In August 2021, we announced the evaluation of mirdametinib in a Phase 1b/2a platform study sponsored by Memorial Sloan Kettering Cancer Center and supported by SpringWorks to explore the compound both as a monotherapy and as a combination therapy in advanced solid tumors harboring MAPK-activating mutations. The trial, which initiated in the third quarter of 2021, is initially exploring mirdametinib in two patient cohorts: the first in combination with fulvestrant, a selective estrogen receptor degrader, in patients with estrogen receptor-positive metastatic breast cancer with MAPK alterations (particularly inactivating mutations in NF1), and as a monotherapy in advanced solid tumors harboring oncogenic MEK1 or MEK2 mutations.

In addition to our late-stage programs in rare oncology indications, we have expanded our portfolio to develop targeted therapies for the treatment of highly prevalent hematologic malignancies and genetically defined metastatic solid tumors. To advance this strategy, we are taking a precision medicine approach in collaboration with industry leaders. In hematologic malignancies, we have announced collaborations with GSK plc, formerly GlaxoSmithKline plc, or GSK, Janssen Biotech, Inc., Pfizer, Allogene Therapeutics, Inc., Precision BioSciences, Inc., Seagen, Inc., AbbVie Inc and Regeneron Pharmaceuticals, Inc., or Regeneron, to develop novel combination regimens of nirogacestat alongside our collaborators’ B-cell maturation antigen, or BCMA, directed therapies for the treatment of multiple myeloma. In addition to our industry collaborations with leading BCMA-directed therapy developers, we are working with the Fred Hutchinson Cancer Research Center and Dana-Farber Cancer Institute to further explore nirogacestat’s ability to potentiate BCMA-directed therapies as part of sponsored research agreements. In October 2021, we announced an update from our ongoing clinical collaboration with GSK evaluating nirogacestat in combination with BLENREP (belantamab mafodotin-blmf) in patients with relapsed or refractory multiple myeloma, or RRMM; the initiation of an expanded Phase 2 cohort from the first combination dose level that evaluated 0.95 mg/kg dose of BLENREP every three weeks plus nirogacestat based on encouraging preliminary data observed in the Phase 1 cohort. We also announced the addition of two new sub-studies that will explore BLENREP plus nirogacestat in combination with (i) pomalidomide plus dexamethasone and (ii) lenalidomide plus dexamethasone in patients with RRMM. In June 2022, initial clinical data from the Phase 1/2 study evaluating nirogacestat in combination with BLENREP in patients with RRMM were presented at the 2022 American Society of Clinical Oncology, or ASCO, Annual Meeting. At the time of data cut-off, the ORR at low-dose (0.95 mg/kg) BLENREP plus nirogacestat across the dose exploration, or DE, and cohort expansion, or CE, arms was 38% in 24 patients, with 17% of patients achieving a very good partial response, or VGPR, or better. The ORR of the BLENREP monotherapy control arm was 50% in 14 patients, with 0% of patients achieving a VGPR or better. An encouraging safety profile for the combination was observed, with Grade 3 ocular adverse events occurring in 1/14 (7%) patients in the low-dose BLENREP plus nirogacestat combination compared to 7/14 patients (50%) in the BLENREP monotherapy arm, using the Keratopathy Visual Acuity ocular toxicity grading scale. The DE cohort utilized the CTCAE-5 ocular toxicity grading scale; the low-dose BLENREP plus nirogacestat combination demonstrated Grade 3 ocular adverse events in 2/10 (20%) patients.

In genetically defined metastatic solid tumors, our current clinical-stage efforts center on the MAPK pathway. In collaboration with BeiGene, Ltd., or BeiGene, we are exploring the combination of mirdametinib with BeiGene’s lifirafenib in RAS mutated and other MAPK aberrant cancers. In addition, we are exploring the use of BGB-3245 in a distinct set of genetically defined BRAF mutated tumors via MapKure, LLC, or MapKure, an entity jointly owned by us and BeiGene. In June 2022, we presented initial clinical data from the ongoing Phase 1/2 study evaluating mirdametinib in combination with lifirafenib in patients with advanced solid tumors with MAPK-activating mutations and the ongoing Phase 1 study evaluating BGB-3245 in patients with advanced solid tumors with BRAF or RAS mutations, providing evidence of a manageable safety profile and clinical activity in a variety of solid tumor types with MAPK-activating mutations for each program.

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

Furthermore, we intend to continue to build our portfolio by licensing additional programs with strong biological rationales and validated mechanisms of action, such as the TEA Domain, or TEAD, inhibitor program that we in-licensed from Katholieke

Universiteit Leuven, or KU Leuven and the Flanders Institute for Biotechnology, and the portfolio of epidermal growth factor receptor small molecule inhibitors that we in-licensed from Dana-Farber Cancer Institute. We also plan to continue using shared-value partnerships to maximize the potential of our therapies to serve patients. We continue to invest in building leading preclinical development, clinical development and commercial capabilities and have focused on structuring innovative partnerships that seek to align incentives and optimize business outcomes for each party involved. We believe that this approach will continue to allow us to expand our shared-value relationships with innovators, maximize the potential of our existing and future portfolio, and support the building of a scalable and sustainable business focused on the efficient advancement and commercialization of product candidates that hold the potential to transform the lives of patients living with severe rare diseases and cancer.

Recent Developments

In June 2022, as described in greater detail above, initial clinical data from the Phase 1/2 study evaluating nirogacestat in combination with BLENREP (belantamab mafodotin-blmf), GSK's antibody drug conjugate targeting BCMA, in patients with RRMM were presented at the 2022 ASCO Annual Meeting. Long-term follow-up data from a Phase 2 study sponsored by the National Cancer Institute, or NCI, evaluating nirogacestat in patients with progressing desmoid tumors were also presented at the 2022 ASCO Annual Meeting.
In June 2022, we made an additional investment in MapKure and purchased 4,200,000 Series B preferred units of MapKure for $4.2 million pursuant to the terms of a Series B preferred unit purchase agreement. Pursuant to the agreement, we are obligated to purchase an additional 2,800,000 Series B preferred units of MapKure for $2.8 million at a second closing to be held in the first quarter of 2023.
In May 2022, as described in greater detail above, we announced positive topline results from the DeFi trial, a double-blind, placebo-controlled Phase 3 trial evaluating the efficacy, safety and tolerability of nirogacestat in adult patients with progressing desmoid tumors.
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
COVID-19 Impact
In December 2019, a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, was identified in Wuhan, China. On March 11, 2020, the World Health Organization designated the outbreak of COVID-19, the disease associated with SARS-CoV-2, as a global pandemic. The disease continues to spread, including emerging variant strains of COVID-19, in the areas in which we operate. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter- in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Since the onset of the COVID-19 pandemic, we have undertaken a number of business continuity measures to mitigate potential disruption to our operations and in order to preserve the integrity of our research and development programs. To date, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway; however, as a result of the COVID-19 pandemic, or any impacts of emerging variant strains of the COVID-19 virus, stagnant vaccination rates and related factors, we may experience disruptions that could impact our research and development timelines and outcomes. We will continue to evaluate the impact of the ongoing COVID-19 pandemic, along with the impact of emerging variants, on our business. While the extent to which COVID-19 impacts our future results will depend on future developments, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of emerging variant strains of the COVID-19 virus and the rollout of COVID-19 vaccines, all of which remain uncertain and difficult to predict, it is possible that the global pandemic and its associated economic impacts could result in a material impact to our business, future financial condition, results of operations and cash flows.
Based on our cash, cash equivalents and marketable securities balance as of June 30, 2022, of $334.5 million, management estimates that its current liquidity position will enable it to meet operating expenses through at least twelve months after the date this Quarterly Report is filed. For further details on our liquidity position, see the "Results of Operations."
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
We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in activities related to developing our product candidates and our preclinical programs, and as certain product candidates advance into later stages of development, including the DeFi trial and the ReNeu trial. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
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
Equity investment loss
The equity investment loss represents the Company’s share of losses from the MapKure investment, which is accounted for using the equity method of accounting.
Results of Operations
Comparison of the three months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Operating Expenses:
Research and development	$38,024	$32,091	$5,933	18%
General and administrative	30,987	14,930	16,057	108%
Total operating expenses	69,011	47,021	21,990	47%
Loss from operations	(69,011)	(47,021)	(21,990)	47%
Interest and other income (expense):
Other expense, net	(24)	(41)	17	(41)%
Interest income, net	372	211	161	76%
Total interest and other income	$348	$170	$178	105%
Equity investment loss	(387)	(159)	(228)	143%
Net loss	$(69,050)	$(47,010)	$(22,040)	47%
Research and Development
Research and development expense increased by $5.9 million to $38.0 million for the three months ended June 30, 2022 from $32.1 million for the three months ended June 30, 2021, an increase of 18%.
The increase in research and development expense was primarily attributable to a $11.4 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense, and an increase of $5.3 million in external costs related to drug manufacturing, clinical trial and other research, partially offset by an $11.0 million decrease in licensing costs related to the nonrefundable upfront payment to KU Leuven and VIB LLC, or VIB, for the in-licensing of the TEAD inhibitor program in May 2021.
General and Administrative
General and administrative expense was $31.0 million for the three months ended June 30, 2022, an increase of $16.1 million from $14.9 million for the three months ended June 30, 2021.
The increase in general and administrative expense was primarily attributable to a $8.2 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense as we continue to expand our operations to support the organization, and a $7.2 million increase in information technology costs and consulting and professional services, including legal, regulatory and compliance, as we continue to build new capabilities, including commercial.

Comparison of the six months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Operating Expenses:
Research and development	$72,127	$49,466	$22,661	46%
General and administrative	58,353	27,311	31,042	114%
Total operating expenses	130,480	76,777	53,703	70%
Loss from operations	(130,480)	(76,777)	(53,703)	70%
Interest and other income (expense):
Other expense, net	(217)	(38)	(179)	471%
Interest income, net	570	438	132	30%
Total interest and other income	$353	$400	$(47)	(12)%
Equity investment loss	(724)	(420)	(304)	72%
Net loss	$(130,851)	$(76,797)	$(54,054)	70%
Research and Development
Research and development expense increased by $22.7 million to $72.1 million for the six months ended June 30, 2022 from $49.5 million for the six months ended June 30, 2021, an increase of 46%.
The increase in research and development expense was primarily attributable to a $21.9 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense, and an increase of $11.1 million in external costs related to drug manufacturing, clinical trial and other research, partially offset by an $11.0 million decrease in licensing costs related to the nonrefundable upfront payment to KU Leuven and VIB for the in-licensing of the TEAD inhibitor program in May 2021.
General and Administrative
General and administrative expense was $58.4 million for the six months ended June 30, 2022, an increase of $31.0 million or 114% from $27.3 million for the six months ended June 30, 2021.
The increase in general and administrative expense was primarily attributable to a $17.7 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense as we continued to expand our operations to support the organization, and a $12.0 million increase in information technology costs and consulting and professional services, including legal, regulatory and compliance, as we continue to build new capabilities, including commercial.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $130.9 million and $76.8 million for the six months ended June 30, 2022 and 2021, respectively. We had an accumulated deficit of $423.4 million and $292.5 million as of June 30, 2022 and December 31, 2021, respectively. Based on our cash, cash equivalents and marketable securities balances as of June 30, 2022, management estimates that our liquidity position will enable it to meet operating expenses through at least twelve months after the date that this Quarterly Report is filed. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(87,759)	$(54,632)
Net cash provided by (used in) investing activities	53,181	(8,374)
Net cash provided by financing activities	173	488
Net decrease in cash and cash equivalents	(34,405)	(62,518)
Cash and cash equivalents including Restricted cash, beginning of period	104,526	147,654
Cash and cash equivalents including Restricted cash, end of period	$70,121	$85,136
Net Cash Used in Operating Activities
Net cash used in operating activities was $87.8 million for the six months ended June 30, 2022, which was driven by a net loss of $130.9 million, partially offset by stock-based compensation expense of $35.5 million, a net decrease from changes in operating assets and liabilities of $6.0 million, non-cash operating lease expense of $0.6 million and an equity investment loss of $0.7 million. Net cash used in operating activities was $54.6 million for the six months ended June 30, 2021, driven by a net loss of $76.8 million offset by stock-based compensation expense of $15.9 million, a net increase from changes in operating assets and liabilities of $5.2 million, non-cash operating lease expense of $0.5 million and an equity investment loss of $0.4 million.
Net Cash Provided by and Used in Investing Activities
Net cash provided by investing activities was $53.2 million for the six months ended June 30, 2022 and net cash used in investing activities was $8.4 million for the six months ended June 30, 2021. Net cash provided by investing activities for the six months ended June 30, 2022 related to the sale and maturities of available-for-sale debt securities of $130.2 million, partially offset by purchases of available-for-sale debt securities of $68.0 million, capital expenditures of $4.9 million and our June 2022 investment in MapKure of $4.2 million. Net cash used in investing activities for the six months ended June 30, 2021 related to the purchase of available-for-sale debt securities of $140.9 million and capital expenditures of $0.2 million, offset by the proceeds from the sale and maturity of available-for-sale debt securities of $132.7 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 consisted of proceeds from stock option exercises, partially offset by stock repurchased to satisfy employee tax withholding obligations on restricted stock releases. Net cash provided by financing activities for the six months ended June 30, 2021 consisted of proceeds from stock option exercises.
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
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, current ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
As of June 30, 2022, the Company's future lease payments under non-cancelable leases with terms greater than one year are as follows:

(in thousands)	Operating Leases
2022	$213
2023	1,262
2024	1,155
2025	1,184
2026 and thereafter	2,881
Total lease payments	6,695
Less: imputed interest	(913)
Present value of lease liabilities	$5,782
During the six months ended June 30, 2022, there were no other material changes to our contractual obligations and commitments than those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in Part II Item 6. of our 2021 Form 10-K.
We enter into contracts in the normal course of business for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

Critical Accounting Policies and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and the related disclosures in the financial statements and accompanying notes. These accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. We base our estimates on historical experience, known trends and other market-specific or relevant factors that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments; However, because future events and their effects cannot be determined with certainty, actual results may differ from those estimates, judgments or assumptions, and such differences could be material. On an ongoing basis, we evaluate our estimates, judgments and assumptions, and adjust those estimates, judgments and assumptions when facts or circumstances change. Changes in estimates are recorded in the period in which they become known. Although we believe that these estimates are reasonable actual results could differ.
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2021 Form 10-K. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2021 Form 10-K. There have been no changes in our significant accounting policies or critical accounting estimates during the six months ended June 30, 2022.
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
As of the date of this Quarterly Report on Form 10-Q, we are not a party to any material legal proceedings. In the future, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.
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
•Interim “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available, are not necessarily predictive of the final results of the completed study or the results of other ongoing or future studies and are subject to audit and verification procedures that could result in material changes.*
•Although we have completed the double-blind portion of our DeFi trial, whose open-label extension portion remains ongoing, we have limited experience completing registrational clinical trials, and we may be unable to do so for additional product candidates we may develop.*
•We expect to develop nirogacestat and mirdametinib, and potentially future product candidates, in combination with other therapies, and safety or supply issues with combination use products may delay or prevent development and approval of such product candidates.
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
•Because we rely on third-party manufacturing and supply partners, our supply of preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality, which could delay, prevent or impair our development or commercialization efforts.
•Despite entering into commercial manufacturing and supply agreements related to the supply of nirogacestat’s active pharmaceutical ingredient and finished nirogacestat drug product, we have not yet manufactured on a commercial scale, nor have we entered into commercial supply arrangements with respect to our other product candidates, and expect to rely on third parties to produce and process commercial quantities of our product candidates, if approved.*
•We are dependent on a small number of suppliers for some of the materials used to manufacture our product candidates, and on one company for the manufacture of the active pharmaceutical ingredient for each of our product candidates.

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
•If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are important to our business.*
Risks related to government regulation
•We have been granted Orphan Drug Designation for nirogacestat and mirdametinib and may seek Orphan Drug Designation for other product candidates, but we may be unable to obtain or maintain such designation or the benefits associated with such designation, including the potential for market exclusivity, which may negatively impact our financial performance.
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

Company-specific material risk factors
Risks related to our research and development
Our business is highly dependent on the success of our lead product candidates, nirogacestat and mirdametinib, as well as the other product candidates in our pipeline. If we are unable to successfully complete clinical development of, obtain regulatory approval for or commercialize our product candidates, or if we experience delays in doing so, our business will be materially harmed.*
To date, we have not yet completed any registrational clinical trials or the development of any product candidates. Our future success and ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more product candidates. In July 2020, we announced full enrollment in our potentially registrational Phase 3 clinical trial of nirogacestat and we announced the initiation of a potentially registrational Phase 2b clinical trial of mirdametinib in October 2019. In May 2022, we announced positive topline results from our Phase 3 trial of nirogacestat, and we plan to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, in the second half of 2022. If either of our lead product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, including as a result of the ongoing COVID-19 pandemic, our development plans and business would be significantly harmed.
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
We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:
•our inability to demonstrate to the satisfaction of the FDA, or comparable foreign regulatory authorities that our product candidates are safe and effective;
•our ability to establish commercial manufacturing processes and product supply arrangements;
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
•delays in submitting an Investigational New Drug application, NDA, or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial or a suspension or termination of a clinical trial once commenced;
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
Interim “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available, are not necessarily predictive of the final results of the completed study or the results of other ongoing or future studies and are subject to audit and verification procedures that could result in material changes.*

From time to time, we may publicly disclose interim topline or preliminary data from our clinical trials, such as the interim data updates from adult patients in the ReNeu trial, our Phase 2b clinical trial of mirdametinib announced in February 2021 and June 2021, and positive topline results from the DeFi trial, our Phase 3 clinical trial of nirogacestat announced in May 2022. Interim updates are based on a preliminary analysis of then-available data, and the data and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, any topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, our interim data from the ReNeu trial reflected results from the first adult patients enrolled in the trial, but we have not yet reported final data from this trial across all patients, and those results may materially differ from our data in adults. Interim topline or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim topline or preliminary data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, interim data may not be predictive of the final results of the same study or the results of ongoing or future studies. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

Although we have completed the double-blind portion of our DeFi trial, whose open-label extension portion remains ongoing, we have limited experience completing registrational clinical trials, and we may be unable to do so for additional product candidates we may develop.*
We will need to successfully complete registrational clinical trials in order to obtain the approval of the FDA, EMA or comparable foreign regulatory authorities to market any product candidates. Carrying out clinical trials, including later-stage registrational clinical trials, is a complicated process. As an organization, and although in May 2022 we reported positive topline results for the DeFi trial, we have not previously completed any registrational clinical trials. In order to do so, we will need to continue to build and expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approval of any product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.
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
We commenced operations in August 2017, and we continue to build our infrastructure and hire personnel necessary to execute our operational plans. We rely especially heavily on third parties over the course of our clinical trials, and, as a result, may have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of clinical trial sponsors, clinical investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, requirements and may require a large number of patients.
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
Because we rely on third-party manufacturing and supply partners, our supply of preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality, which could delay, prevent or impair our development or commercialization efforts.
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
The manufacturing process for a product candidate is subject to FDA, EMA and comparable foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another manufacturer manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.
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
Despite entering into commercial manufacturing and supply agreements related to the supply of nirogacestat’s active pharmaceutical ingredient and finished nirogacestat drug product, we have not yet manufactured on a commercial scale, nor have we entered into commercial supply arrangements with respect to our other product candidates, and expect to rely on third parties to produce and process commercial quantities of our product candidates, if approved.*

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for our product candidates. We have only limited manufacturing and supply arrangements in place with respect to our product candidates. While we have agreements for the commercial supply of both nirogacestat active product ingredient and finished nirogacestat product, our supply arrangements for our product candidates other than nirogacestat are limited to non-commercial, development-stage manufacturing and supply. As a result, we do not yet have long-term supply arrangements with respect to such other product candidates. To the extent that we enter into future manufacturing arrangements with third parties for commercial supply of our product candidates, if approved, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance.

Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval, or commercial supply, including with respect to nirogacestat. If our current suppliers, or future third-party manufacturers, cannot perform as agreed, or if such contract manufacturers choose to terminate their agreements with us, we would be required to replace such manufacturers. We may incur added costs, delays, and difficulties in identifying and qualifying any such replacement manufacturer or in reaching an agreement with any such alternative manufacturers. We will also need to verify, such as through a manufacturing comparability study, that any new supplier will produce our product candidate or product according to the specifications previously submitted to the FDA or another regulatory authority. In addition, changes in suppliers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new supplier. The delays associated with the verification of a new supplier or comparability of new manufacturing processes could negatively affect our ability to develop product candidates or commercialize our product in a timely manner or within budget.

The facilities used by our contract manufacturers to manufacture our product candidates must also be approved by the FDA, EMA or comparable foreign regulatory authorities following inspections that will be conducted after we submit an application to the FDA, EMA or comparable foreign regulatory authorities. We do not directly control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or comparable foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
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
If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are important to our business.*
We are a party to license agreements pursuant to which we in-license key patents for our product candidates. At the time we began our operations in August 2017, we entered into four license agreements with Pfizer, three of which remain in effect, including a license agreement for each of our lead product candidates, nirogacestat and mirdametinib, both of which agreements were amended and restated in 2019. In addition, in 2021, we entered into a license for our TEAD inhibitor program with KU Leuven and the Flanders Institute for Biotechnology, as well as a license for a portfolio of epidermal growth factor receptor small molecule inhibitors with the Dana-Farber Cancer Institute. Each of our existing licenses imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. While we assigned the Pfizer license agreement covering our FAAH inhibitor program in connection with the sale of that program to Jazz Pharmaceuticals Ireland Limited, or Jazz, in October 2020, there can be no assurance that Jazz will comply with the terms of such license, which could result in its termination and our inability to recover that asset as a remedy for a potential material breach of Jazz’s obligations to us in connection with such sale.
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
As of June 30, 2022, we had 207 full-time employees. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, clinical, manufacturing, medical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We have incurred significant net losses in each reporting period since our inception. To date, we have financed our operations principally through equity financings. We have derived all of our revenue from the nonrefundable upfront payment we received under the Jazz asset purchase and license agreement and we do not have any products approved for commercial sale or sources of recurring revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue from them. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each annual period since our inception. Our net losses were $130.9 million and $76.8 million for the six months ended June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $423.4 million and $292.5 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, seek regulatory approvals for, and prepare for commercialization of, our product candidates, including our lead product candidates, nirogacestat and mirdametinib, and any future product candidates.
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

Although we announced topline results from the DeFi trial, a potentially registrational Phase 3 clinical trial of nirogacestat, in May 2022, we have not yet demonstrated the ability to successfully obtain regulatory approval for any product candidate, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, or other known or unknown factors and risks that may be infrequent or unique.
In addition, we are building out commercialization capabilities in order to transition from a company with a development focus to a company capable of supporting commercial activities and may not be successful in such a transition.
We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of our product candidates.*
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development and clinical trials of our product candidates to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of June 30, 2022, we had $334.5 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months after the date this Quarterly Report is filed. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development and obtain regulatory approval of our product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
Our executive officers, directors and their affiliates and holders of more than 5% of our common stock beneficially hold, in the aggregate, as of June 30, 2022, approximately 55.8% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are in their best interest as one of our stockholders.
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
We do not know whether any of our ongoing or planned clinical trials, including trials for our combination therapies using nirogacestat and mirdametinib, will be completed on schedule, if at all, or in some cases whether such clinical trials will begin.
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
If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. For example, a prior Phase 2 clinical trial of mirdametinib was terminated and enrollment in the Phase 2 portion of a Phase 1/2 clinical trial was halted as a result of adverse events observed at doses of mirdametinib of 15 mg twice daily, or BID, or above using both intermittent and continuous dosing schedules. These adverse events included ocular disorders (visual disturbances, blurred vision and retinal vein occlusion), nervous system disorders (confusion, slowed ideation, slurred speech and hallucinations), musculoskeletal and connective tissue disorders (general weakness and neck muscle weakness associated with mild and moderate elevations in creatine phosphokinase) and cardiac disorders (decreased left ventricular ejection fraction and congestive heart failure). Although these doses were significantly higher than the maximum allowable dose of 4 mg BID in our ongoing Phase 2b clinical trial of mirdametinib in NF1-PN, we plan to treat patients in this trial for a period of up to 24 months, which would be longer than any subjects have been treated with mirdametinib in prior trials. In our ongoing Phase 2b clinical trial, we may observe adverse events similar to those that were seen at higher doses of mirdametinib in prior clinical trials owing to the potentially increased duration of treatment, or other factors. In addition, this trial’s enrollment includes NF1-PN patients. There is limited safety data of mirdametinib in children under the age of 16 and it is possible that there may be unanticipated adverse events observed in this patient population.
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
Risks related to managing business and operations

Public health outbreaks, epidemics or pandemics, such as the ongoing COVID-19 pandemic, could adversely impact our business, including our preclinical studies and clinical trials.*

Public health outbreaks, epidemics and pandemics could adversely impact our business. For example, the novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, identified in Wuhan, China in December 2019, and the resulting disease from SARS-CoV-2, or COVID-19, has become a global pandemic. This disease continues to spread, including recent acceleration of the spread of more transmissible variants of COVID-19 in the areas in which the Company operates. The pandemic and government measures taken in response have had a significant impact, both directly and indirectly, on businesses and commerce throughout the world generally: worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, our personnel have been continuing their work outside of our offices. While, as of the date of this report, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway, as a result of the pandemic, including the impact of emerging variant strains of the COVID-19 virus and the availability and utilization of COVID-19 vaccines, and with respect to any future epidemics, all of which remain uncertain and difficult to predict, we may continue to experience disruptions that could severely impact research and development timelines and outcomes, including, but not limited to:

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
Since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and some of these vaccines later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 pandemic continues to evolve, including the recent acceleration of the spread of the more transmissible variants of COVID-19 in the areas in which the Company operates, and the continuing and long-term impacts are difficult to predict. While the negative effects of the pandemic appear to be lessening and vaccines have been widely distributed and continue to be distributed in the United States, numerous other countries have not developed or distributed vaccines at all or on widespread bases, and, therefore, may continue to see widespread impact of the COVID-19 virus. The negative economic impacts on economies generally, resulting volatility in the stock market, and the negative impact on many industries, the workforce and retailers continue to be felt. Additionally, there have emerged numerous variant strains of the COVID-19 virus, and there is a possibility that the vaccines we currently have available will not be protective against such variant strains, as well as concerns around stagnant vaccination rates and related factors which continue to impede progress toward the return to pre-pandemic activities and levels of consumer confidence. The extent to which the current pandemic and any potential future resurgences or outbreaks impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread and distribution of the disease, the duration of the pandemic, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, the success of treatments and vaccines designed to combat the COVID-19 virus and the effectiveness of other actions taken in the U.S. and other countries to diagnose, contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business and development activities in the manner and on the timelines presently planned could be materially and negatively impacted. There can be no assurance that any such disruptions or delays will not materially adversely impact our business, results of operations, access to financial resources and our financial condition.
If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to pursue our business strategy will be impaired, could result in loss of markets or market share and could make us less competitive.
Our ability to compete in the highly competitive biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Saqib Islam, our Chief Executive Officer, Frank Perier, our Chief Financial Officer, Bhavesh Ashar, our Chief Commercial Officer, Badreddin Edris, our Chief Operating Officer, Michael Burgess, our Head of Research and Development, L. Mary Smith, our Chief Development Officer and James Cassidy, our Chief Medical Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements for these individuals, could harm our business.
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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the U.S. and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. In addition, regarding the current conflict in Ukraine, while we do not have any clinical trial sites or operations in Ukraine or Russia, if the current conflict expands into the region continues, resulting heightened economic sanctions from the United States and the international community, in addition to environmental regulations, could limit our ability to procure or use certain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, in recent months, we have observed increased economic uncertainty in the U.S. and abroad. A severe or prolonged economic downturn (including inflation or uncertainty caused by political violence and chaos) could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the U.S., possibly resulting in supply disruption, including lack of renewals. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Increasing scrutiny and changing expectations from governments with respect to Environmental, Social and Governance, or ESG, policies and practices may cause us to incur additional costs or expose us to additional risks.*

There has been increasing public focus and scrutiny from investors and governmental and nongovernmental organizations on corporate ESG practices. Our ESG practices may not meet the standards of all of our stockholders and advocacy groups may campaign for further changes. A failure, or perceived failure, to respond to related expectations could cause harm to our business and reputation and have a negative impact on the market price of our securities. New governmental regulations could result in new regulations and new or more stringent forms of ESG oversight and disclosures which may lead to increased expenditures for sustainability initiatives.
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
The price of our stock is and may continue to be volatile, and stockholders could lose all or part of their investment.*
The trading price of our common stock has been and is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and often unrelated or disproportionate to our financial performance, including limited trading volume. In addition to the factors discussed in this “Risk factors” section and elsewhere in this report, these factors include:
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2022, the Company had 49,458,602 shares of common stock outstanding, of which 309,913 shares are restricted shares subject to future vesting.
As of June 30, 2022, approximately 55.8% of our shares of common stock are beneficially held by directors, executive officers and holders of more than 5% of our common stock and will be subject to certain limitations of Rule 144 under the Securities Act.
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

4.3	Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 12, 2020).
4.4
Amendment to the Amended and Restated Investors’ Rights Agreement, dated as of February 25, 2021 (Incorporated by Reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchanges Commission on February 25, 2021).

10.1
Second Lease Modification Agreement, dated as of January 31, 2022, by and between Two Harbor Point Square LLC and SpringWorks Therapeutics, Inc. (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2022).

10.2
Retention Agreement, dated May 2, 2022, by and between SpringWorks Therapeutics, Inc. and Michael Burgess. (Incorporated by Reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2022).

10.3
Retention Agreement, dated May 2, 2022, by and between SpringWorks Therapeutics, Inc. and L. Mary Smith. (Incorporated by Reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2022).

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

SPRINGWORKS THERAPEUTICS, INC.

Date: August 4, 2022	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: August 4, 2022	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer