Form 10-Q
period 2022-09-30
SpringWorks Therapeutics, Inc.
filed 2022-11-03
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s Common Stock as of October 31, 2022 was 62,382,266.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, these forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of our ongoing Phase 3 clinical trial of nirogacestat, the timing of our ongoing Phase 2b clinical trial of mirdametinib and the initiation and completion of any other clinical trials and related preparatory work, the expected timing of the availability of results of our clinical trials and the registrational nature of the Phase 3 clinical trial of nirogacestat and the potentially registrational nature of the Phase 2b clinical trial of mirdametinib;
•the fact that topline or interim data from the Phase 3 clinical trial of nirogacestat or topline or interim data from other clinical studies may not be predictive of the final or more detailed results of such study or the results of other ongoing or future studies;
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
•the timing of our planned regulatory submissions and interactions, including the New Drug Application, or NDA, for nirogacestat planned for submission in the fourth quarter of 2022, the timing and outcome of decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities, investigational review boards at clinical trial sites and publication review bodies;
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
•risks associated with the ongoing COVID-19 pandemic, which may adversely impact our business, operations, preclinical studies, clinical trials, supply chain, strategy, goals and anticipated timelines;
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

SPRINGWORKS THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SpringWorks Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021
(in thousands, except share and per-share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$476,429	$103,961
Marketable securities	175,514	269,540
Prepaid expenses and other current assets	5,344	9,409
Total current assets	657,287	382,910
Long-term marketable securities	—	59,230
Property and equipment, net	11,482	3,187
Operating lease right-of-use assets	4,908	1,010
Equity investment	4,873	2,883
Restricted cash	551	565
Other assets	2,453	2,709
Total assets	$681,554	$452,494
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$4,586	$3,429
Accrued expenses	39,289	25,378
Operating lease liabilities, current	733	1,162
Other liabilities, current	4,886	—
Total current liabilities	49,494	29,969
Operating lease liabilities, long-term	5,000	129
Other liabilities, long-term	14,660	—
Total liabilities	69,154	30,098
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 62,412,845 and 49,247,985 shares issued and 62,382,646 and 49,247,985 shares outstanding at September 30, 2022 and December 31, 2021, respectively.	6	5
Additional paid-in capital	1,111,002	715,216
Accumulated deficit	(495,752)	(292,513)
Treasury stock, at cost (30,199 and 0 shares of common stock at September 30, 2022 and December 31, 2021, respectively).	(1,341)	—
Accumulated other comprehensive loss	(1,515)	(312)
Total stockholders’ equity	612,400	422,396
Total liabilities and stockholders’ equity	$681,554	$452,494
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per-share data)	2022	2021	2022	2021
Operating expenses:
Research and development	$36,067	$22,866	$108,194	$72,332
General and administrative	35,673	18,029	94,026	45,340
Total operating expenses	71,740	40,895	202,220	117,672

Loss from operations	(71,740)	(40,895)	(202,220)	(117,672)
Interest and other income (expense):
Other expense, net	(74)	(58)	(291)	(96)
Interest income, net	912	179	1,482	617
Total interest and other income	838	121	1,191	521
Equity investment loss	(1,486)	(267)	(2,210)	(687)
Net loss	$(72,388)	$(41,041)	$(203,239)	$(117,838)

Net loss per share, basic and diluted	$(1.37)	$(0.84)	$(4.04)	$(2.43)
Weighted average common shares outstanding, basic and diluted	52,900,819	48,595,420	50,298,015	48,417,300
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(72,388)	$(41,041)	$(203,239)	$(117,838)
Changes in other comprehensive income:
Unrealized gain (loss) on marketable securities, net	304	(1)	(1,203)	(17)
Total changes in other comprehensive income	$304	$(1)	$(1,203)	$(17)
Comprehensive loss	$(72,084)	$(41,042)	$(204,442)	$(117,855)
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2021	49,103,066	$5		$—	$691,953	$25	$(195,400)	$496,583
Stock-based compensation expense					10,712			10,712
Issuance of restricted stock awards	53,260	—						—
Forfeitures of restricted stock awards	(950)							—
Exercise of stock options	53,049				425			425
Other comprehensive income, net of tax						(1)		(1)
Net loss							(41,041)	(41,041)
Balance at September 30, 2021	49,208,425	$5	—	$—	$703,090	$24	$(236,441)	$466,678

Balance at June 30, 2022	49,458,602	$5	22,430	$(1,129)	$752,041	$(1,819)	$(423,364)	$325,734
Stock-based compensation expense					18,518			18,518
Issuance of common stock to GSK	2,050,819	—			55,454			55,454
Issuance of common stock in private placement, net of issuance costs	8,650,520	1			216,830			216,831
Issuance of common stock under at-the-market offering, net of issuance costs	2,247,500	—			67,782			67,782
Forfeitures of restricted stock awards	(19,223)							—
Exercise of stock options	24,627				377			377
Shares of common stock used to satisfy tax withholding obligations			1,205	(212)				(212)
Other comprehensive income, net of tax						304		304
Net Loss							(72,388)	(72,388)
Balance at September 30, 2022	62,412,845	$6	23,635	$(1,341)	$1,111,002	$(1,515)	$(495,752)	$612,400

	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2020	48,819,591	$5		$—	$675,615	$41	$(118,603)	$557,058
Stock-based compensation expense					26,562			26,562
Issuance of restricted stock awards	264,551							—
Forfeitures of restricted stock awards	(7,142)							—
Exercise of stock options	131,425				913			913
Other comprehensive income, net of tax						(17)		(17)
Net loss							(117,838)	(117,838)
Balance at September 30, 2021	49,208,425	$5	—	$—	$703,090	$24	$(236,441)	$466,678

Balance at December 31, 2021	49,247,985	$5	—	$—	$715,216	$(312)	$(292,513)	$422,396
Stock-based compensation expense					54,041			54,041
Issuance of common stock to GSK	2,050,819	—			55,454			55,454
Issuance of common stock in private placement, net of issuance costs	8,650,520	1			216,830			216,831
Issuance of common stock under at-the-market offering, net of issuance costs	2,247,500	—			67,782			67,782
Issuance of restricted stock awards	36,625	—						—
Forfeitures of restricted stock awards	(26,806)	—						—
Restricted stock units vested	24,369	—						—
Exercise of stock options	181,833	—			1,679			1,679
Shares of common stock used to satisfy tax withholding obligations			23,635	(1,341)				(1,341)
Other comprehensive income, net of tax						(1,203)		(1,203)
Net Loss							(203,239)	(203,239)
Balance at September 30, 2022	62,412,845	$6	23,635	$(1,341)	$1,111,002	$(1,515)	$(495,752)	$612,400
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Operating activities
Net loss	$(203,239)	$(117,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	510	344
Non-cash operating lease expense	845	745
Stock compensation expense	54,041	26,562
Equity investment loss	2,210	687
Changes in operating assets and liabilities
Prepaid expenses and other current assets	4,065	(301)
Other assets	256	(449)
Accounts payable	1,162	1,148
Accrued expenses	13,542	8,613
Lease liability	(301)	(1,039)
Other liabilities	19,546	(33)
Net cash used in operating activities	(107,363)	(81,561)
Investing activities
Capital expenditures	(8,440)	(512)
Equity investments	(4,200)	—
Purchases of marketable securities	(67,953)	(218,863)
Proceeds from sale and maturity of debt securities	220,006	246,786
Net cash provided by investing activities	139,413	27,411
Financing activities
Proceeds from issuance of common stock to GSK	55,454	—
Proceeds from issuance of common stock in private placement, net of issuance costs	216,830	—
Proceeds from issuance of common stock under at-the-market offering, net of issuance costs	67,782	—
Treasury stock	(1,341)	—
Proceeds from stock option exercises	1,679	913
Net cash provided by financing activities	340,404	913
Net increase (decrease) in cash and cash equivalents	372,454	(53,237)
Cash and cash equivalents including Restricted cash, beginning of period	104,526	147,654
Cash and cash equivalents including Restricted cash, end of period	$476,980	$94,417

Non-cash investing activities
Right-of-use assets obtained in exchange for operating lease obligations	$5,580	$—

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of Operations
SpringWorks Therapeutics, Inc., together with its wholly-owned subsidiaries, collectively, the Company, is a clinical-stage biopharmaceutical company applying a precision medicine approach to acquiring, developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. The Company has a differentiated portfolio of small molecule targeted oncology product candidates and is advancing two late-stage clinical trials, one registrational and one potentially registrational, in rare tumor types, as well as several other programs addressing highly prevalent, genetically defined cancers. Two of the programs are late-stage clinical product candidates: nirogacestat and mirdametinib.
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $495.8 million and $292.5 million, and working capital of $607.8 million and $352.9 million, as of September 30, 2022 and December 31, 2021, respectively. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.
At-the-Market Program
On February 25, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC serving as sales agent, or the Agent, with respect to an at-the-market offering program, or ATM Program, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, or Common Stock, having an aggregate offering price of up to $200 million through the Agent. Any shares offered and sold in the ATM Program are issued pursuant to the Company’s registration statement on Form S-3, or the Registration Statement, filed with the Securities and Exchange Commission, or SEC, on October 6, 2020, the prospectus supplement relating to the ATM Program filed with the SEC on February 25, 2021, and any applicable additional prospectus supplements related to the ATM Program that form a part of the Registration Statement.
During the three months ended September 30, 2022, the Company sold 2,247,500 shares of Common Stock under the ATM Program for gross proceeds of $69.7 million, less commissions and other fees of $1.9 million for net proceeds of $67.8 million. As of September 30, 2022, approximately $130.3 million remains available under the ATM Program.
Private Placements
In September 2022, the Company and certain accredited investors, or the Investors, entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue to the Investors in a private placement transaction, or the Private Placement, an aggregate of 8,650,520 shares of Common Stock at a purchase price of $26.01 per share. In connection with the Private Placement, the Company received gross proceeds of approximately $225 million, and after deducting commissions and offering costs, net proceeds were approximately $216.8 million. In connection with the Private Placement, the Company and the Investors also entered into a registration rights agreement, dated September 7, 2022, providing for the registration for resale of the shares. The shares were registered for resale pursuant to the Registration Statement and the prospectus supplement relating to the shares filed with the SEC on September 26, 2022.
In September 2022, we entered into an expanded global, non-exclusive license and collaboration agreement with GSK, plc, formerly GlaxoSmithKline plc, or GSK, for nirogacestat in combination with belantamab mafodotin (belamaf) and, concurrent with the execution of such agreement, we entered into a stock purchase agreement, or the Stock Purchase Agreement, with an affiliate of GSK, Glaxo Group Limited, or GGL, under which GGL agreed to purchase from the Company in a private placement transaction 2,050,819 shares of Common Stock for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of the Company’s Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement.
The Company had cash, cash equivalents and marketable securities of $651.9 million and $432.7 million as of September 30, 2022 and December 31, 2021, respectively. Based on the Company's cash, cash equivalents and marketable securities as of September 30, 2022, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued.

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
2. Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and Article 10 of Regulation S-X of the SEC and should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
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
3. Marketable Securities
The following table summarizes the Company’s available-for-sale marketable securities as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$95,174	$—	$(1,217)	93,957
Non-U.S. government securities	9,339	—	(59)	9,280
Corporate debt securities	41,699	—	(239)	41,460
Commercial paper	30,817	—	—	30,817
Total	$177,029	$—	$(1,515)	$175,514

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$105,043	$3	$(79)	$104,967
Corporate debt securities	78,729	—	(52)	78,677
Commercial paper	85,896	—	—	85,896
Long-term investments:
U.S. government securities	59,414	—	(184)	59,230
Total	$329,082	$3	$(315)	$328,770
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
The Company’s available-for-sale securities classified as short-term marketable securities in the condensed consolidated balance sheets mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of September 30, 2022, the Company did not hold any investments with maturity dates greater than one year.
As of, and for the three and nine months ended September 30, 2022, the Company did not have any allowance for credit losses or impairments of its marketable securities.
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
As of September 30, 2022 and December 31, 2021, the Company's financial assets and liabilities measured at fair value on a recurring basis consisted of the following:

	As of September 30, 2022
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$395,246	$395,246	$—	$—
Short-term investments:
U.S. government securities	93,958	93,958	—	—
Non-U.S. government securities	9,279	—	9,279	—
Corporate debt securities	41,460	—	41,460	—
Commercial paper	30,817	—	30,817	—
Total	$570,760	$489,204	$81,556	$—

	As of December 31, 2021
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$89,905	$89,905	$—	$—
Short-term investments:
U.S. government securities	104,967	104,967	—	—
Corporate debt securities	78,677	—	78,677	—
Commercial paper	85,896	—	85,896	—
Long-term investments:
U.S. government securities	59,230	59,230	—	—
Total	$418,675	$254,102	$164,573	$—
As of September 30, 2022 and December 31, 2021, the Company’s financial assets measured at fair value on a recurring basis using a market approach included cash equivalents, which consist of money market funds, and marketable securities, which consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
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
5. Collaboration, Licensing and Variable Interest Entities

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
In June 2022, the Company made an additional investment in MapKure and purchased 4,200,000 Series B preferred units of MapKure for $4.2 million, pursuant to the terms of a Series B preferred unit purchase agreement. The Company is obligated to purchase an additional 2,800,000 Series B preferred units of MapKure for $2.8 million at a second closing under such agreement to be held in the first quarter of 2023. As of September 30, 2022, the Company’s ownership interest in MapKure was 38.9%. In addition to the Company’s equity ownership in MapKure, the Company has appointed a member to each of MapKure’s joint steering committee and board of directors. The Company also contributes to clinical development and other operational activities for BGB-3245 through a service agreement with MapKure.
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
The Company recognized an equity loss of $1.5 million and $2.2 million for the three and nine months ended September 30, 2022, respectively and $0.3 million and $0.7 million for the three and nine months ended September 30, 2021, respectively. The Company’s ownership interest in MapKure is included in “Equity method investments” in the condensed consolidated balance sheets. As of September 30, 2022, the Company’s maximum exposure to loss as a result of the Company’s involvement with MapKure is $7.7 million, representing the carrying value of the investment of $4.9 million plus the unfunded obligation of $2.8 million.
Nirogacestat Expanded Non-Exclusive License and Collaboration with GSK
In September 2022, the Company announced an expansion of its ongoing, non-exclusive clinical collaboration with GSK, which originally commenced in June 2019. The announcement coincided with the entry by the Company and GSK into an amended and restated collaboration and license agreement, or the GSK License Agreement, for the potential continued development and commercialization of nirogacestat in combination with either belantamab mafodotin (belamaf), GSK’s antibody-drug conjugate, or ADC, targeting B-cell maturation antigen, or BCMA, or any other cytotoxic ADC targeting BCMA derived from belantamab that is controlled by GSK, either alone as a combination therapy, or together with other pharmaceutical agents.
Pursuant to the terms of the GSK License Agreement and concurrent with the execution of such agreement, the Company entered into a Stock Purchase Agreement with GGL, under which GGL purchased 2,050,819 shares of the Company’s Common Stock in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of the Company’s Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement. The fair value of the Common Stock based on the closing price of Common Stock on the day prior to the effective date of the Stock Purchase Agreement was $55.5 million and was recorded to equity. The Company recorded the consideration received in excess of the fair value of the Common Stock of $19.5 million as deferred revenue.
Under the terms of the GSK License Agreement, the Company is also eligible to receive up to $550.0 million in additional payments, if certain development and commercial milestones are met. The Company continues to retain full commercial rights to nirogacestat. Additionally, SpringWorks will supply nirogacestat for future belamaf clinical trials and will seek to make nirogacestat commercially available in markets where approval has been sought by GSK for a combination with belamaf. GSK will continue to fund all development costs, except for those related to the supply of nirogacestat and certain expenses related to intellectual property rights.

6. Accrued Expenses
Accrued expenses consists of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Accrued professional fees	$8,086	$1,108
Accrued compensation and benefits	12,233	12,081
Accrued research and development	14,023	10,069
Accrued other	4,947	2,120
Total accrued expenses	$39,289	$25,378

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
As of September 30, 2022, future lease payments under non-cancelable leases with terms greater than one year are as follows:

(in thousands)	Operating Leases
2022	$103
2023	1,262
2024	1,155
2025	1,184
2026 and thereafter	2,881
Total lease payments	6,585
Less: imputed interest	(852)
Present value of lease liabilities	$5,733

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
As of September 30, 2022, there was no litigation or contingency with at least a reasonable possibility of a material loss.

8. Stock-Based Compensation
2019 Equity Incentive Plan
The Company's 2019 Equity Incentive Plan, or the 2019 Equity Incentive Plan, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares reserved for issuance under the 2019 Equity Incentive Plan is cumulatively increased each January 1, through and including January 1, 2030, by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee.

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
As of September 30, 2022, there were 3,303,208 shares available for issuance in connection with future awards under the 2019 Equity Incentive Plan.
Stock-Based Awards
During the nine months ended September 30, 2022, the Company granted 3,002,697 stock option awards to its officers, employees and directors under the 2019 Equity Incentive Plan. This included 1,297,800 stock option awards issued on August 15, 2022, or the Supplemental Grants, to certain employees, intended to retain talent and to provide market competitive compensation. No Supplemental Grants were provided to any officer or director of the Company.
During the nine months ended September 30, 2022, the Company awarded 672,153 restricted stock units and 36,625 restricted stock awards to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the nine months ended September 30, 2022, 235,119 restricted stock awards previously issued to employees of the Company were released, 24,369 restricted stock units vested and 181,833 stock options were exercised.
As of September 30, 2022, there were 4,001,137 stock options vested and exercisable. In June 2019, the Company’s Chief Executive Officer, or CEO, received an award of 176,411 stock options, or the 2019 CEO Performance Award. During the quarter ended September 30, 2022, 11,026 options of the CEO Performance Award became exercisable upon the satisfaction of the market condition applicable to this award.
Stock-based compensation expense included in the condensed consolidated statements of operations for each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$7,101	$4,285	$22,217	$9,613
General and administrative	11,417	6,427	31,824	16,949
Total stock-based compensation expense	$18,518	$10,712	$54,041	$26,562
As of September 30, 2022, the unrecognized compensation expense related to unvested stock options, restricted stock units and restricted stock awards was $149.1 million, $25.2 million and $12.6 million, respectively, which is expected to be recognized over a weighted-average remaining period of approximately 2.70 years, 2.30 years and 1.75 years, respectively.
As of September 30, 2022, the Company had 9,133,738 stock options outstanding, 614,511 unvested restricted stock units and 245,010 unvested restricted stock awards.
9. Net Loss per Share

Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potentially dilutive securities not included in the computation of the diluted net loss per share for the periods ended September 30, 2022 and September 30, 2021, because to do so would be anti-dilutive:

	As of September 30,
	2022	2021
Common stock options issued and outstanding	9,133,738	6,424,419
Restricted stock units subject to future vesting	614,511	—
Restricted stock awards subject to future vesting	245,010	522,626
Total potentially dilutive securities	9,993,259	6,947,045

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

Overview
We are a clinical-stage biopharmaceutical company applying a precision medicine approach to acquiring, developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. We have a differentiated portfolio of small molecule targeted oncology product candidates and are advancing two late-stage clinical trials, one registrational and one potentially registrational, in rare tumor types, as well as several other programs addressing highly prevalent, genetically defined cancers. Our strategic approach and operational excellence across research, translational science, and clinical development have enabled us to rapidly advance our two lead product candidates into late-stage clinical trials while simultaneously entering into multiple shared-value partnerships with industry leaders to expand our portfolio. From this foundation, we are continuing to build a differentiated global biopharmaceutical company intensely focused on understanding patients and their diseases in order to develop transformative targeted medicines.

Our most advanced product candidate, nirogacestat, is an oral, small molecule gamma secretase inhibitor currently in development for the treatment of desmoid tumors, a rare and often debilitating and disfiguring soft tissue tumor for which there are currently no therapies approved by the U.S. Food and Drug Administration, or FDA. We believe nirogacestat may address the significant limitations associated with existing treatment options and has the potential to become the first therapy approved by the FDA for both newly diagnosed and previously treated desmoid tumors. Since we licensed nirogacestat from Pfizer Inc., or Pfizer, in August 2017, the FDA has granted us Orphan Drug Designation, Fast Track Designation and Breakthrough Therapy Designation for this indication, and the European Commission granted Orphan Drug Designation to nirogacestat for the treatment of soft tissue sarcoma. In May 2019, we announced the initiation of the DeFi trial, a registrational, double-blind, placebo-controlled Phase 3 trial evaluating the efficacy, safety and tolerability of nirogacestat for the treatment of adult patients with progressing desmoid tumors. In May 2022, we announced positive topline results from the DeFi trial, and we presented additional data from the DeFi trial at the European Society for Medical Oncology Congress in September 2022. The DeFi trial met its primary endpoint of improving progression-free survival, or PFS, demonstrating a statistically significant improvement for nirogacestat over placebo, with a 71% reduction in the risk of disease progression (hazard ratio (HR) = 0.29 (95% CI: 0.15, 0.55); p < 0.001). The median Kaplan-Meier estimate of PFS was not reached in the nirogacestat arm and was 15.1 months in the placebo arm. A PFS benefit was observed across all prespecified subgroups, including gender, tumor location, prior treatment or surgery, and mutational status. Confirmed objective response rate (complete response + partial response) based on RECIST v1.1 was 41% with nirogacestat versus 8% with placebo (p<0.001). The complete response rate was 7% in the nirogacestat arm and 0% in the placebo arm. Nirogacestat demonstrated statistically significant and clinically meaningful improvements in patient-reported outcomes, or PROs, which were key secondary endpoints of the study. Specifically, nirogacestat significantly reduced pain (p<0.001) and other desmoid tumor-specific symptoms (p<0.001) and also significantly improved physical/role functioning (p<0.001) and overall health-related quality of life (p=0.007). Most PRO benefits were observed as early as Cycle 2, which was the first timepoint for post-treatment evaluation, and were sustained over the duration of the study. Nirogacestat exhibited a manageable safety profile in the DeFi trial, with 95% of all treatment-emergent adverse events, or TEAEs, reported as Grade 1 or 2. The most frequently reported TEAEs in participants receiving nirogacestat as compared to the placebo arm were diarrhea (84% versus 35%), nausea (54% versus 39%), and fatigue (51% versus 36%). Forty-two percent of patients in the nirogacestat arm versus 0% in the placebo arm required dose reductions due to TEAEs, and

20% of patients in the nirogacestat arm versus 1% in the placebo arm discontinued treatment due to TEAEs. Ovarian dysfunction, which was defined by investigator-reported events of amenorrhea, premature menopause, menopause, and ovarian failure, was observed in 75% (27/36) of women of childbearing potential receiving nirogacestat. These events resolved in 74% (20/27) of the affected participants, including 64% (9/14) of such participants who remained on nirogacestat treatment and 100% (11/11) of those participants who discontinued treatment for any reason. We plan to submit a New Drug Application, or NDA, to the FDA under its Real-Time Oncology Review program in the fourth quarter of 2022.

We are also evaluating nirogacestat for the treatment of ovarian granulosa cell tumors, a subtype of ovarian cancer. In September 2022, we announced that the first patient had been dosed in a Phase 2 trial evaluating nirogacestat as a monotherapy in patients with recurrent ovarian granulosa cell tumors.

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

In addition to our late-stage programs in rare oncology indications, we have expanded our portfolio to develop targeted therapies for the treatment of highly prevalent hematologic malignancies and genetically defined metastatic solid tumors. To advance this strategy, we are taking a precision medicine approach in collaboration with industry leaders. In hematologic malignancies, we have announced collaborations with GSK plc, formerly GlaxoSmithKline plc, or GSK, Janssen Biotech, Inc., Pfizer, Allogene Therapeutics, Inc., or Allogene, Precision BioSciences, Inc., Seagen, Inc., AbbVie Inc and Regeneron Pharmaceuticals, Inc., or Regeneron, to develop novel combination regimens of nirogacestat alongside our collaborators’ B-cell maturation antigen, or BCMA, directed therapies for the treatment of multiple myeloma. In addition to our industry collaborations with leading BCMA-directed therapy developers, we are working with the Fred Hutchinson Cancer Research Center and Dana-Farber Cancer Institute to further explore nirogacestat’s ability to potentiate BCMA-directed therapies as part of sponsored research agreements. In October 2021, we announced an update from our ongoing clinical collaboration with GSK evaluating nirogacestat in combination with belantamab mafodotin (belamaf) in patients with relapsed or refractory multiple myeloma, or RRMM; the initiation of an expanded Phase 2 cohort from the first combination dose level that evaluated 0.95 mg/kg dose of belamaf every three weeks plus nirogacestat based on encouraging preliminary data observed in the Phase 1 cohort. We also announced the addition of two new sub-studies that will explore belamaf plus nirogacestat in combination with (i) pomalidomide plus dexamethasone and (ii) lenalidomide plus dexamethasone in patients with RRMM, both of which were initiated and began dosing patients in the third quarter of 2022. In June 2022, initial clinical data from the Phase 1/2 study evaluating nirogacestat in combination with belamaf in patients with RRMM were presented at the 2022 American Society of Clinical Oncology, or ASCO, Annual Meeting. At the time of data cut-off, the ORR at low-dose (0.95 mg/kg) belamaf plus nirogacestat across the dose exploration, or DE, and cohort expansion, or CE, arms was 38% in 24 patients, with 17% of patients achieving a very good partial response, or VGPR, or better. The ORR of the belamaf monotherapy control arm was 50% in 14 patients, with 0% of patients achieving a VGPR or better. An encouraging safety profile for the combination was observed, with Grade 3 ocular adverse events occurring in 1/14 (7%) patients in the low-dose belamaf plus nirogacestat combination compared to 7/14 patients (50%) in the belamaf monotherapy arm, using the Keratopathy Visual Acuity ocular toxicity grading scale. The DE cohort utilized the CTCAE-5 ocular toxicity grading scale; the low-dose belamaf plus nirogacestat combination demonstrated Grade 3 ocular adverse events in 2/10 (20%) patients. In September 2022, we announced an expansion of our ongoing, non-exclusive clinical collaboration with GSK to include the potential for continued development and commercialization of the combination of nirogacestat and belamaf in earlier lines of treatment, including newly diagnosed multiple myeloma. In August 2022, Allogene announced that it has decided not to advance ALLO-715 in combination with nirogacestat into dose expansion cohorts. Accordingly, no further enrollment is expected in the ongoing Phase 1 study with Allogene.

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

Together, we believe that our portfolio provides multiple opportunities for value creation across three distinct categories of oncology programs, each of which has the potential to provide meaningful clinical benefit to patients suffering from severe rare diseases and cancer. In our late-stage rare oncology programs, we believe that our two most advanced phase trials with nirogacestat and mirdametinib each have best-in-class potential for the patient populations in which they are being advanced. In our malignant hematology programs, we believe that nirogacestat has the potential to become a cornerstone of BCMA combination therapy in multiple myeloma and we are seeking to achieve this goal by working with partners developing BCMA-targeted agents across modalities. In our biomarker defined metastatic solid tumor programs, we believe that our precision medicine approach to cancers harboring mutations in key MAPK pathway genes, such as RAS and BRAF, provides the opportunity for meaningful clinical benefit for biomarker defined patient populations.

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

Recent Developments

In September 2022, we announced that the first patient had been dosed in a Phase 2 trial evaluating nirogacestat as a monotherapy in patients with recurrent ovarian granulosa cell tumors.

In September 2022, as described in greater detail above, we presented data from the DeFi trial, a double-blind, placebo-controlled Phase 3 trial evaluating the efficacy, safety and tolerability of nirogacestat in adult patients with progressing desmoid tumors, at the European Society for Medical Oncology Congress 2022. Positive topline results from the DeFi trial were announced in May 2022.

In September 2022, we entered into an expanded global, non-exclusive license and collaboration agreement with GSK, or the GSK License Agreement, for nirogacestat in combination with either belantamab mafodotin (belamaf), or with any other cytotoxic antibody-drug conjugate targeting BCMA derived from belantamab that is controlled by GSK, either alone as a combination therapy, or together with other pharmaceutical agents. Concurrent with the execution of such agreement, we entered into a stock purchase agreement, or the Stock Purchase Agreement, with an affiliate of GSK, Glaxo Group Limited, or GGL, under which GGL purchased 2,050,819 shares of our common stock, par value $0.0001 per share, or Common Stock, in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement. We are also eligible to receive up to $550.0 million in additional payments based on reaching certain development and commercial milestones. We retain full commercial rights to nirogacestat. Additionally, SpringWorks will supply nirogacestat for future belamaf clinical trials and will seek to make nirogacestat commercially available in markets where approval has been sought by GSK for combination with belamaf. GSK will continue to fund all development costs, except for those related to the supply of nirogacestat and certain expenses related to intellectual property rights.

In September 2022, we and certain accredited investors, or the Investors, entered into a securities purchase agreement pursuant to which we agreed to sell and issue to the Investors in a private placement transaction, or Private Placement, an aggregate of

8,650,520 shares of Common Stock at a purchase price of $26.01 per share. Upon closing of the Private Placement, we received gross proceeds of approximately $225 million, and after deducting commissions and offering costs, net proceeds were approximately $216.8 million. In connection with the Private Placement, the Company and the Investors also entered into a registration rights agreement providing for the registration for resale of the shares of Common Stock. The shares were registered for resale pursuant to the Company’s registration statement on Form S-3, or the Registration Statement, filed with the SEC on October 6, 2020 and the prospectus supplement relating to the shares filed with the SEC on September 26, 2022.

In August 2022, we sold 2,247,500 shares of Common Stock under our at-the-market offering program, or ATM Program, for gross proceeds of $69.7 million, less commissions of $1.9 million for net proceeds of $67.8 million.

In June 2022, as described in greater detail above, initial clinical data from the Phase 1/2 study evaluating nirogacestat in combination with belantamab mafodotin (belamaf), GSK's antibody drug conjugate targeting BCMA, in patients with RRMM were presented at the 2022 ASCO Annual Meeting. Long-term follow-up data from a Phase 2 study sponsored by the National Cancer Institute, or NCI, evaluating nirogacestat in patients with progressing desmoid tumors were also presented at the 2022 ASCO Annual Meeting.
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
Based on our cash, cash equivalents and marketable securities balance as of September 30, 2022, of $651.9 million, management estimates that its current liquidity position will enable it to meet operating expenses into 2026. For further details on our liquidity position, see the "Results of Operations."
Components of our results of operations
Revenue
We have not generated any commercial revenue from the sale of products. If our development efforts for our current product candidates or additional product candidates that we may develop in the future are successful and can be commercialized, we may generate revenue in the future from product sales. We may enter into collaboration and license agreements from time to time that provide for certain payments to us which may be accounted for as revenue from such collaboration or license agreements.

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
Results of Operations
Comparison of the three months ended September 30, 2022 and September 30, 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Operating Expenses:
Research and development	$36,067	$22,866	$13,201	58%
General and administrative	35,673	18,029	17,644	98%
Total operating expenses	71,740	40,895	30,845	75%
Loss from operations	(71,740)	(40,895)	(30,845)	75%
Interest and other income (expense):
Other expense, net	(74)	(58)	(16)	28%
Interest income, net	912	179	733	409%
Total interest and other income	838	121	717	593%
Equity investment loss	(1,486)	(267)	(1,219)	457%
Net loss	$(72,388)	$(41,041)	$(31,347)	76%
Research and Development
Research and development expense increased by $13.2 million to $36.1 million for the three months ended September 30, 2022 from $22.9 million for the three months ended September 30, 2021, an increase of 58%.
The increase in research and development expense was primarily attributable to an increase of $8.5 million in external costs related to drug manufacturing, clinical trial and other research and a $6.0 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense.
General and Administrative
General and administrative expense was $35.7 million for the three months ended September 30, 2022, an increase of $17.6 million from $18.0 million for the three months ended September 30, 2021.
The increase in general and administrative expense was primarily attributable to a $9.2 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense as we continue to expand our operations to support the organization, and an $8.0 million increase in information technology costs and consulting and professional services, including legal, regulatory and compliance, as we continue to build new capabilities, including commercial.

Comparison of the nine months ended September 30, 2022 and September 30, 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and September 30, 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Operating Expenses:
Research and development	$108,194	$72,332	$35,862	50%
General and administrative	94,026	45,340	48,686	107%
Total operating expenses	202,220	117,672	84,548	72%
Loss from operations	(202,220)	(117,672)	(84,548)	72%
Interest and other income (expense):
Other expense, net	(291)	(96)	(195)	203%
Interest income, net	1,482	617	865	140%
Total interest and other income	1,191	521	670	129%
Equity investment loss	(2,210)	(687)	(1,523)	222%
Net loss	$(203,239)	$(117,838)	$(85,401)	72%
Research and Development
Research and development expense increased by $35.9 million to $108.2 million for the nine months ended September 30, 2022 from $72.3 million for the nine months ended September 30, 2021, an increase of 50%.
The increase in research and development expense was primarily attributable to a $27.8 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense, and an increase of $19.7 million in external costs related to drug manufacturing, clinical trial and other research, partially offset by an $11.0 million decrease in licensing costs related to the nonrefundable upfront payment to KU Leuven and VIB for the in-licensing of the TEAD inhibitor program in May 2021.
General and Administrative
General and administrative expense was $94.0 million for the nine months ended September 30, 2022, an increase of $48.7 million or 107% from $45.3 million for the nine months ended September 30, 2021.
The increase in general and administrative expense was primarily attributable to a $27.0 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense as we continued to expand our operations to support the organization, and a $20.0 million increase in information technology costs and consulting and professional services, including legal, regulatory and compliance, as we continue to build new capabilities, including commercial.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $203.2 million and $117.8 million for the nine months ended September 30, 2022 and 2021, respectively. We had an accumulated deficit of $495.8 million and $292.5 million as of September 30, 2022 and December 31, 2021, respectively. Based on our cash, cash equivalents and marketable securities balances as of September 30, 2022, management estimates that our liquidity position will enable it to meet operating expenses through at least twelve months after the date that this Quarterly Report is filed. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
At-the-Market Program

In August 2022, the Company sold 2,247,500 shares of Common Stock as part of its ATM Program, for gross proceeds of $69.7 million, less commissions and other fees of $1.9 million for net proceeds of $67.8 million. Shares offered and sold in the ATM Program were issued pursuant to the Company’s registration statement on Form S-3, or Registration Statement, filed with the SEC on October 6, 2020, the prospectus supplement relating to the ATM Program filed with the SEC on February 25, 2021, and any applicable additional prospectus supplements related to the ATM Program that form a part of the Registration Statement. As of September 30, 2022, the Registration Statement permits the Company to offer and sell Common Stock having an aggregate value of approximately $130.3 million through the Company’s selling agent under the ATM Program.
Private Placements
In September 2022, the Company and the Investors, entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue to the Investors in the Private Placement, an aggregate of 8,650,520 shares of Common Stock at a purchase price of $26.01 per share. Upon closing of the Private Placement, the Company received gross proceeds of approximately $225 million, and after deducting commissions and offering costs, net proceeds were approximately $216.8 million.
In September 2022, we entered into the GSK License Agreement and concurrent with the execution of such agreement, the Company entered into the Stock Purchase Agreement, with GGL, under which GGL purchased 2,050,819 shares of Common Stock in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement. The fair value of the Common Stock based on the closing price of Common Stock on the day prior to the effective date of the Stock Purchase Agreement was $55.5 million and was recorded to equity. The Company recorded the consideration received in excess of the fair value of the Common Stock of $19.5 million as deferred revenue.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and September 30, 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(107,363)	$(81,561)
Net cash provided by investing activities	139,413	27,411
Net cash provided by financing activities	340,404	913
Net increase (decrease) in cash and cash equivalents	372,454	(53,237)
Cash and cash equivalents including Restricted cash, beginning of period	104,526	147,654
Cash and cash equivalents including Restricted cash, end of period	$476,980	$94,417
Net Cash Used in Operating Activities
Net cash used in operating activities was $107.4 million for the nine months ended September 30, 2022, which was driven by a net loss of $203.2 million, partially offset by stock-based compensation expense of $54.0 million, a net decrease from changes in operating assets and liabilities of $38.3 million, an equity investment loss of $2.2 million and non-cash operating lease expense of $0.8 million. Net cash used in operating activities was $81.6 million for the nine months ended September 30, 2021, driven by a net loss of $117.8 million offset by stock-based compensation expense of $26.6 million, a net increase from changes in operating assets and liabilities of $7.9 million, non-cash operating lease expense of $0.8 million and an equity investment loss of $0.7 million.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $139.4 million for the nine months ended September 30, 2022 and net cash provided by investing activities was $27.4 million for the nine months ended September 30, 2021. Net cash provided by investing activities for the nine months ended September 30, 2022 was driven by the sale and maturities of available-for-sale debt securities of $220.0 million, partially offset by purchases of available-for-sale debt securities of $68.0 million, capital expenditures of $8.4 million and our June 2022 investment in MapKure of $4.2 million. Net cash provided by investing activities for the nine months ended September 30, 2021 related to the sale and maturity of available-for-sale debt securities of

$246.8 million, partially offset by the purchase of available-for-sale debt securities of $218.9 million and capital expenditures of $0.5 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 of $340.4 million was driven by proceeds from issuance of Common Stock of $340.1 million. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of proceeds from stock option exercises.
Funding Requirements
Our primary use of cash is to fund operating expenses, including our research and development programs, as well as our commercialization activities and corporate operations. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.
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
Effects of Inflation
Although our operations are influenced by general economic conditions, we do not believe that inflation has had a material impact on our business, financial condition, or operating results during the periods presented.

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
As of September 30, 2022, the Company's future lease payments under non-cancelable leases with terms greater than one year are as follows:

(in thousands)	Operating Leases
2022	$103
2023	1,262
2024	1,155
2025	1,184
2026 and thereafter	2,881
Total lease payments	6,585
Less: imputed interest	(852)
Present value of lease liabilities	$5,733
During the nine months ended September 30, 2022, there were no other material changes to our contractual obligations and commitments than those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in Part II Item 6. of our 2021 Form 10-K.
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
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2021 Form 10-K. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2021 Form 10-K. There have been no changes in our significant accounting policies or critical accounting estimates during the nine months ended September 30, 2022.
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
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Despite entering into commercial manufacturing and supply agreements related to the supply of nirogacestat’s active pharmaceutical ingredient and finished nirogacestat drug product, we have not yet manufactured on a commercial scale, nor have we entered into commercial supply arrangements with respect to our other product candidates, and we expect to rely on third parties to produce and process commercial quantities of our product candidates, if approved.*
•We are dependent on a small number of suppliers for some of the materials used to manufacture our product candidates, and on one company for the manufacture of the active pharmaceutical ingredient for each of our product candidates.

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
•Our current operations are concentrated in two locations, and we or the third parties upon whom we depend may be adversely affected by natural disasters, including those that may be related to climate change, or other unforeseeable or uncontrollable events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*
Risks related to our financial position and need for additional capital
•We have incurred significant net losses since our inception and anticipate that we will incur net losses in the future.*
•We have a limited operating history, which may make it difficult to evaluate our prospects and likelihood of success.*
•We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of our product candidates.*
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
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

Company-specific material risk factors
Risks related to our research and development
Our business is highly dependent on the success of our lead product candidates, nirogacestat and mirdametinib, as well as the other product candidates in our pipeline. If we are unable to successfully complete clinical development of, obtain regulatory approval for or commercialize our product candidates, or if we experience delays in doing so, our business will be materially harmed.*
To date, we have not yet completed any registrational clinical trials or the development of any product candidates. Our future success and ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more product candidates. In July 2020, we announced full enrollment in our registrational Phase 3 clinical trial of nirogacestat and we announced the initiation of a potentially registrational Phase 2b clinical trial of mirdametinib in October 2019. In May 2022, we announced positive topline results from our Phase 3 trial of nirogacestat, and in September 2022, we presented additional data from the Phase 3 trial at the European Society for Medical Oncology Congress. We plan to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2022. If either of our lead product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, including as a result of the ongoing COVID-19 pandemic, our development plans and business would be significantly harmed.
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
Interim “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available, are not necessarily predictive of the final results of the completed study or the results of other ongoing or future studies and are subject to audit and verification procedures that could result in material changes.*

From time to time, we may publicly disclose interim topline or preliminary data from our clinical trials, such as the interim data updates from adult patients in the ReNeu trial, our Phase 2b clinical trial of mirdametinib announced in February 2021 and June 2021, and positive topline results from the double-blind portion of the DeFi trial, our Phase 3 clinical trial of nirogacestat announced in May 2022, and additional data from the DeFi trial, which were presented at the European Society for Medical Oncology Congress in September 2022. Interim updates are based on a preliminary analysis of then-available data, and the data and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, any topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, our interim data from the ReNeu trial reflected results from the first adult patients enrolled in the trial, but we have not yet reported final data from this trial across all patients, and those results may materially differ from our data in adults. Interim topline or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim topline or preliminary data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, interim data may not be predictive of the final results of the same study or the results of ongoing or future studies. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

Although we have completed the double-blind portion of our DeFi trial, whose open-label extension portion remains ongoing, we have limited experience completing registrational clinical trials, and we may be unable to do so for additional product candidates we may develop.*

We will need to successfully complete registrational clinical trials in order to obtain the approval of the FDA, EMA or comparable foreign regulatory authorities to market any product candidates. Carrying out clinical trials, including later-stage registrational clinical trials, is a complicated process. Although we reported positive topline data from the double-blind portion of the DeFi trial in May 2022 and additional data from the DeFi trial at the European Society for Medical Oncology Congress in September 2022, we have not, as an organization, previously completed any registrational clinical trials. In order to do so, we will need to continue to build and expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approval of any product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.
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
Switching or adding additional CROs involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired development timelines. The ongoing COVID-19 pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they may face further disruption in light of resurgences of COVID-19 and emerging variant strains thereof, stagnant vaccination rates and related factors, which may affect our ability to initiate and complete our pre-clinical studies and clinical trials. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
Despite entering into commercial manufacturing and supply agreements related to the supply of nirogacestat’s active pharmaceutical ingredient and finished nirogacestat drug product, we have not yet manufactured on a commercial scale, nor have we entered into commercial supply arrangements with respect to our other product candidates, and we expect to rely on third parties to produce and process commercial quantities of our product candidates, if approved.*

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for our product candidates. We have only limited manufacturing and supply arrangements in place with respect to our product candidates. While we have agreements for the commercial supply of both nirogacestat active product ingredient and finished nirogacestat product, our supply arrangements for our product candidates other than nirogacestat are limited to non-commercial, development-stage manufacturing and supply. As a result, we do not yet have long-term supply arrangements with respect to such other product candidates. To the extent that we enter into future manufacturing arrangements with third parties for commercial supply of our product candidates, if approved, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance.

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
As of September 30, 2022, we had 222 full-time employees. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, clinical, manufacturing, medical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We are currently building our commercial capabilities to allow us to market our product candidates, if approved, either alone or in combination with others. Establishing commercialization capabilities will require substantial investment of time and money and may divert significant management focus and resources. In addition, we will be competing with larger biopharmaceutical and biotechnology companies with established commercialization and marketing capabilities as we seek to recruit suitable personnel. Accordingly, there can be no assurance that our efforts to set up commercialization capabilities will be successful.
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
Risks related to our financial position and need for additional capital
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses in the future.*
We have incurred significant net losses in each reporting period since our inception. To date, we have financed our operations principally through equity financings. We have derived all of our revenue and deferred revenue from the nonrefundable upfront payment we received under the Jazz asset purchase and license agreement and from the non-exclusive license and collaboration agreement with GSK. We do not have any products approved for commercial sale or sources of recurring revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue from them. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each annual period since our inception. Our net losses were $203.2 million and $117.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $495.8 million and $292.5 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, seek regulatory approvals for, and prepare for commercialization of, our product candidates, including our lead product candidates, nirogacestat and mirdametinib, and any future product candidates.
We anticipate that our expenses will increase substantially if, and as, we:
•advance the development of our lead product candidates, nirogacestat and mirdametinib, through late-stage clinical trials, including registrational clinical trials and potentially for other indications;
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

Although we announced topline results from the DeFi trial, a registrational Phase 3 clinical trial of nirogacestat, in May 2022 and additional data from the DeFi trial were presented at the European Society for Medical Oncology Congress in September 2022, we have not yet demonstrated the ability to successfully obtain regulatory approval for any product candidate, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, or other known or unknown factors and risks that may be infrequent or unique.
In addition, we are building out commercialization capabilities in order to transition from a company with a development focus to a company capable of supporting commercial activities and may not be successful in such a transition.
We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of our product candidates.*
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development and clinical trials of our product candidates to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of September 30, 2022, we had $651.9 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development and obtain regulatory approval of our product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
If we are unable to continue to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
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
Our executive officers, directors and their affiliates and holders of more than 5% of our common stock beneficially hold, in the aggregate, as of September 30, 2022, approximately 64.3% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are in their best interest as one of our stockholders.
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
Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
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
Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. On December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug (the “Medicaid Accumulator Rule”). On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America's (PhRMA) motion for summary judgement invalidating the Medicaid Accumulator Rule. Further, implementation of this change and new safe harbors for point-of-sale reductions in prices for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.
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

As discussed above, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. See “—Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.” At the federal level, the former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. Further, the former Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions. In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), which was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021 and the petition was granted on July 2, 2021. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals' decision, holding that HHS's 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful. We continue to review developments impacting the 340B program.

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

On July 9, 2021, President Biden signed an Executive Order affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act of 2022 further delayed implementation of this rule to January 1, 2032.

On August 16, 2022 the Inflation Reduction Act of 2022 was passed, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•the demand for our product candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our approved products;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

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
Our ability to compete in the highly competitive biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Saqib Islam, our Chief Executive Officer, Frank Perier, our Chief Financial Officer, Bhavesh Ashar, our Chief Commercial Officer, Badreddin Edris, our Chief Operating Officer, L. Mary Smith, our Chief Development Officer and James Cassidy, our Chief Medical Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements for these individuals, could harm our business.
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
Our business could be negatively affected by cyber security threats.*
A cyberattack or similar incident could occur and result in information theft, data corruption, operational disruption, damage to our reputation, or financial loss. We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. Our technologies, systems, networks, or other proprietary information, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or could otherwise lead to the disruption of our business operations. Cyberattacks are becoming more sophisticated and certain cyber incidents, such as surveillance, may remain undetected for an extended period and could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to financial loss due to remedial actions, loss of business, disruption of operations, damage to our reputation, or potential liability. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Furthermore, as cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyberattacks.
We are increasingly dependent on critical, complex, and interdependent information technology (IT) systems and data to operate our business. Any failure, inadequacy, interruption, or security lapse of that technology, including security attacks, incidents, and/or breaches, could harm our ability to operate our business effectively.*
We have outsourced significant parts of our IT and business infrastructure to third-party providers, and we currently use these providers to perform business critical IT and business services for us. We are therefore vulnerable to cybersecurity attacks and incidents on the associated networks and systems, whether they are managed by us directly or by the third parties with whom we contract, and we have experienced and may in the future experience such cybersecurity threats and attacks. In the context of the COVID-19 pandemic, the risk of such threats and attacks increased, as virtual and remote working became more widely used, and sensitive data is accessed by employees working in less secure, home-based environments. The way we work continues to have and will likely continue to contain a significant remote component in most aspects of the business and we will continue to factor this into our cybersecurity risk management strategy. In addition, due to our reliance on third-party providers, we have experienced and may in the future experience interruptions, delays, or outages related to IT service availability due to a variety of factors outside of our control, including technical failures, natural disasters, fraud, or security attacks experienced by or caused by these third-party providers. Interruptions in the service provided by these third-party providers could affect our ability to perform critical tasks.
As a global pharmaceutical company, our systems are subject to frequent cyber-attacks. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology, our efforts may not prevent service interruptions or security breaches (e.g., ransomware attacks). Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business, and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems.
Despite the implementation of security technical and organizational measures, our internal computer systems, and those of third parties with which we contract, are vulnerable to damage from security incidents, breaches, and/or attacks (e.g., ransomware, computer viruses, worms, and other destructive or disruptive software), unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. System failures, accidents, or security attacks and/or breaches of our systems could result in operational interruptions and/or a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss or compromised integrity of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any systems disruptions, security incidents, or security breaches were to result in a loss of, damage to, or compromised integrity of our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development, and commercialization efforts could be disrupted or delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification, or intentional or accidental disclosure or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our data. Like other companies, we have on occasion, and will continue to experience, threats to our data and systems, including malicious codes and viruses, and other security incidents, breaches, and attacks. The number and complexity of these threats continue to increase over time. Although we have experienced some of the events described above, to date, they have not had a material impact on our operations. Still, the occurrence of any of the events described above in the future could disrupt our business operations and result in enforcement actions or liability, including potential fines and penalties, claims for damages, and shareholder litigation.
Security incidents could also include supply chain attacks which, if successful, could cause a delay in the manufacturing of our product or drug candidates. Our key business partners face similar risks, and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies could heighten these and other operational risks, and any failure by cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or proprietary information.
Finally, as we increase our commercial activities and our brand becomes more widely known and recognized, we may become a more attractive target for malicious third parties. If a material breach of our security or that of our third-party providers occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business, and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information assets and/or information systems. We could also be required to change third-party providers and/or products at significant cost. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls, and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. Any breach of our security measures by third-party actions, employee negligence and/or error, malfeasance, defects, or compromise of the confidentiality, integrity, or availability of our data could result in:
•severe harm to our reputation or brand, or a material and adverse effect on the overall market perception of our technical and organizational measures to protect the confidentiality, integrity, and availability of our information;
•individual and/or class action lawsuits, which could result in financial judgments against us potentially causing us to incur legal fees and costs;
•legal or regulatory enforcement action, which could result in fines and/or penalties and which would cause us to incur legal fees and costs; and/or
•additional costs associated with responding to business interruption or security incidents and/or breaches, such as investigative and remediation costs, the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud or cyber detection activities, or the costs of prolonged system disruptions or shutdowns.
Any of these events could materially adversely impact our business and results of operations.
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
•the commencement, enrollment or results of our ongoing registrational clinical trial for nirogacestat and our potentially registrational clinical trial for mirdametinib;
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2022, the Company had 62,382,646 shares of common stock outstanding, of which 245,010 shares are restricted shares subject to future vesting.
As of September 30, 2022, approximately 64.3% of our shares of common stock are beneficially held by directors, executive officers and holders of more than 5% of our common stock and will be subject to certain limitations of Rule 144 under the Securities Act.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Private Placement
In September 2022, we and certain accredited investors, or the Investors, entered into a securities purchase agreement pursuant to which we agreed to sell and issue to the Investors in a private placement transaction, or the Private Placement, an aggregate of 8,650,520 shares of the Company's common stock, par value $0.0001 per share, or Common Stock, at a purchase price of $26.01 per share. In connection with the Private Placement, we received gross proceeds of approximately $225 million, and after deducting commissions and offering costs of $8.2 million, net proceeds were approximately $216.8 million. In connection with the Private Placement, the Company and the Investors also entered into a registration rights agreement, dated September 7, 2022, providing for the registration for resale of the shares of Common Stock. The shares were registered for resale pursuant to pursuant to the Registration Statement and the prospectus supplement relating to the shares filed with the SEC on September 26, 2022. Based in part upon the representations of the Investors in the securities purchase agreement, the offering and sale of the shares of Common Stock was made in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act and corresponding provisions of state securities or “blue sky” laws.
Nirogacestat Expanded Non-Exclusive License and Collaboration with GSK
In September 2022, in connection with the execution of the expanded global, non-exclusive license and collaboration agreement with GSK, we entered into a stock purchase agreement with an affiliate of GSK, Glaxo Group Limited, or GGL, under which GGL purchased 2,050,819 shares of Common Stock in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of Common Stock for a specified 30-day period prior to entering into the stock purchase agreement.
We intend to use the net proceeds from the sale of any securities for general corporate purposes unless otherwise indicated in the applicable prospectus supplement. General corporate purposes may include funding the continued progress of our preclinical and clinical development, research and development costs, commercialization costs, potential strategic acquisitions or licensing of complementary businesses, services or technologies, working capital, capital expenditures and other general corporate purposes. We may temporarily invest the net proceeds in a variety of capital preservation instruments, including in short and immediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government, until they are used for their stated purpose. We have not determined the amount of net proceeds to be used specifically for such purposes. As a result, management will retain broad discretion over the allocation of net proceeds.
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

10.4*#
Amended and Restated Clinical Trial Collaboration and License Agreement, dated September 6, 2022, by and between SpringWorks Therapeutics, Inc. and GlaxoSmithKline Intellectual Property Development Limited.

10.5**
Registration Rights Agreement, dated September 7, 2022, by and between SpringWorks Therapeutics, Inc. and the investor parties thereto. (Incorporated by Reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2022).

10.6
Consulting and Separation Agreement, dated September 12, 2022, by and between SpringWorks Therapeutics, Inc. and Michael Burgess. (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2022).

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
_____________________________________________
*Filed herewith.
**Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#Certain confidential information contained in this exhibit, marked by brackets, has been redacted in accordance with Regulation S-K Item 601(b) because the information (i) is not material and (ii) would be competitively harmful if disclosed.
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

SPRINGWORKS THERAPEUTICS, INC.

Date: November 3, 2022	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: November 3, 2022	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer