Form 10-K
period 2022-12-31
SpringWorks Therapeutics, Inc.
filed 2023-02-28
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $906,368,657.
The number of outstanding shares of the registrant’s common stock as of February 22, 2023 was 62,498,784.
Documents Incorporated by Reference
The registrant's definitive proxy statement relating to the annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2022 and is incorporated by reference in Part III to the extent described herein.

SpringWorks Therapeutics
Annual Report on Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, these forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the success, cost and timing of our product development activities and clinical trials, including the timing of our ongoing Phase 2b clinical trial of mirdametinib and the initiation and completion of any other clinical trials and related preparatory work, the expected timing of the availability of results of our clinical trials and the registrational nature of the Phase 3 clinical trial of nirogacestat and the potentially registrational nature of the Phase 2b clinical trial of mirdametinib;
•the fact that topline or interim data from our clinical studies may not be predictive of the final or more detailed results of such study or the results of other ongoing or future studies;
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
•the timing of our planned regulatory submissions and interactions, including the New Drug Application, or NDA, for mirdametinib planned for submission in the first half of 2024, the timing and outcome of decisions made by the U.S. Food and Drug Administration, or FDA, including the decision on the NDA filing for nirogacestat accepted in February 2023 by the FDA and granted priority review with an assigned Prescription Drug User Fee Act, or PDUFA, target action date of August 27, 2023, as well as those by other regulatory authorities, investigational review boards at clinical trial sites and publication review bodies;
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
•regulatory developments in the United States, or U.S., and foreign countries;
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

PART I
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company applying a precision medicine approach to acquiring, developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. We have a differentiated portfolio of small molecule targeted oncology product candidates and are advancing two late-stage clinical trials, one registrational and one potentially registrational, in rare tumor types, as well as several other programs addressing highly prevalent, genetically defined cancers. Our strategic approach and operational excellence across research, translational science, and clinical development have enabled us to rapidly advance our two lead product candidates into late-stage clinical trials, enabling a New Drug Application, or NDA, for one such candidate which was accepted in February 2023, while simultaneously entering into multiple shared-value partnerships with industry leaders to expand our portfolio. From this foundation, we are continuing to build a differentiated, fully-integrated biopharmaceutical company intensely focused on understanding patients and their diseases in order to develop and deliver transformative targeted medicines.

Our most advanced product candidate, nirogacestat, is an investigational oral, small molecule gamma secretase inhibitor, or GSI, in development as a monotherapy for the treatment of desmoid tumors, a rare and often debilitating and disfiguring soft tissue tumor for which there are currently no therapies approved by the U.S. Food and Drug Administration, or FDA. In December 2022, we submitted an NDA to the FDA for nirogacestat for the treatment of adults with desmoid tumors. On February 27, 2023, we announced that the FDA accepted the NDA filing and granted priority review. The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, target action date of August 27, 2023. In addition, the FDA has stated that it is not currently planning to hold an advisory committee meeting to discuss the application. The NDA submission is being reviewed under the FDA’s Real-Time Oncology Review, or RTOR, program and is supported by positive data from the Phase 3 DeFi trial, a global, randomized, double-blind, placebo-controlled trial in adult patients with desmoid tumors. In May 2022, we announced positive topline results from the DeFi trial, and we presented additional data from the DeFi trial at the European Society for Medical Oncology Congress, or ESMO, in September 2022. The DeFi trial met its primary endpoint of improving progression-free survival, or PFS, demonstrating a statistically significant improvement for nirogacestat over placebo, with a 71% reduction in the risk of disease progression (hazard ratio (HR) = 0.29 (95% CI: 0.15, 0.55); p < 0.001). Nirogacestat also demonstrated statistically significant and clinically meaningful improvements in objective response rate and in patient-reported outcomes, or PROs, all of which were prespecified secondary endpoints of the study. In addition, nirogacestat exhibited a manageable safety profile in the DeFi trial, with 95% of all treatment-emergent adverse events, or TEAEs, reported as Grade 1 or 2. The most frequently reported TEAEs in participants receiving nirogacestat were diarrhea, nausea, and fatigue. In addition, events of ovarian dysfunction, which was defined by investigator-reported events of amenorrhea, premature menopause, menopause, and ovarian failure, and which was observed in 75% of women of childbearing potential receiving nirogacestat, resolved in 74% of the affected participants. The FDA has granted Fast Track and Breakthrough Therapy designations to nirogacestat for the treatment of adult patients with progressive, unresectable, recurrent or refractory desmoid tumors or deep fibromatosis. Nirogacestat has also received Orphan Drug designation from the FDA for the treatment of desmoid tumors and from the European Commission for the treatment of soft tissue sarcoma.

We are actively engaged in commercial preparations to support the potential U.S. launch of nirogacestat, if approved, for the treatment of adults with desmoid tumors. We also expect to file a Marketing Authorization Application, or MAA, with the European Medicines Agency in the European Union in 2024.

We are also evaluating nirogacestat for the treatment of ovarian granulosa cell tumors, or GCT, a subtype of ovarian cancer. In September 2022, we announced that the first patient had been dosed in an ongoing Phase 2 trial evaluating nirogacestat as a monotherapy in patients with recurrent ovarian GCT.

Our second product candidate is mirdametinib, an investigational oral, small molecule MEK inhibitor currently in development for the treatment of neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN, a rare tumor of the peripheral nerve sheath that causes significant pain and disfigurement. We believe that mirdametinib has the potential to offer a best-in-class profile in order to enable the long-term treatment required for this patient population, as compared to other MEK inhibitors. The FDA has granted mirdametinib both Orphan Drug Designation and Fast Track Designation for NF1-PN, and the European Commission has granted mirdametinib Orphan Drug Designation for NF1. In November 2021, we announced full enrollment of the ReNeu trial, a potentially registrational Phase 2b clinical trial of mirdametinib for pediatric and adult patients with NF1-PN, and we expect to report topline data for the ReNeu trial in the second half of 2023.

In hematologic malignancies, we are evaluating novel combination regimens of nirogacestat alongside B-cell maturation antigen, or BCMA, directed therapies for the treatment of multiple myeloma. We have entered into several clinical collaboration agreements with industry partners to evaluate nirogacestat in combination with several different BCMA-directed therapies. In addition to our industry collaborations, we are working with the Fred Hutchinson Cancer Research Center and

Dana-Farber Cancer Institute to further explore nirogacestat’s ability to potentiate BCMA-directed therapies as part of sponsored research agreements.

In genetically defined metastatic solid tumors, our current clinical-stage efforts center on the mitogen activated protein kinase, or MAPK, pathway. We are evaluating mirdametinib for the treatment of solid tumors harboring MAPK aberrations in both monotherapy and combination approaches. In collaboration with BeiGene, Ltd., or BeiGene, we are exploring the combination of mirdametinib with BeiGene’s lifirafenib in RAS mutated and other MAPK aberrant cancers. In addition, we are exploring the use of BGB-3245 in a distinct set of genetically defined BRAF mutated tumors via MapKure, LLC, or MapKure, an entity jointly owned by us and BeiGene. In June 2022, we presented initial clinical data from the ongoing Phase 1/2 trial evaluating mirdametinib in combination with lifirafenib in patients with advanced solid tumors with MAPK-activating mutations and the ongoing Phase 1 trial evaluating BGB-3245 in patients with advanced solid tumors with BRAF or RAS mutations, providing evidence of a manageable safety profile and clinical activity in a variety of solid tumor types with MAPK-activating mutations for each program. We expect to present additional data for mirdametinib in combination with lifirafenib from the ongoing Phase 1/2 trial and additional BGB-3245 monotherapy data from the ongoing Phase 1 trial at a medical conference in the first half of 2023. In February 2023, the first patient was dosed in a Phase 1/2a open-label, dose escalation and expansion trial evaluating mirdametinib in combination with BGB-3245 in patients with advanced solid tumors harboring MAPK mutations. In academic-sponsored studies supported by SpringWorks, mirdametinib is being evaluated for the treatment of low-grade gliomas in children and young adults and other advanced solid tumors harboring various MAPK-activating mutations.

Furthermore, we intend to continue to build our portfolio with assets that have strong biological rationales and validated mechanisms of action, such as the TEA Domain, or TEAD, inhibitor program that we in-licensed from Katholieke Universiteit Leuven, or KU Leuven and the Flanders Institute for Biotechnology, and the portfolio of epidermal growth factor receptor small molecule inhibitors that we in-licensed from Dana-Farber Cancer Institute. In the fourth quarter of 2022, we nominated a TEAD inhibitor development candidate, SW-682, and we plan to file an Investigational New Drug Application for SW-682 in 2023. We continue to invest in our R&D infrastructure to support both our drug discovery capabilities and our translational medicine activities for development programs.

We plan to continue using shared-value partnerships to maximize the potential of our therapies to serve patients. We have invested in building leading preclinical, clinical, medical and commercial capabilities and have focused on structuring innovative partnerships that seek to align incentives and optimize business outcomes for each party involved. We believe that this approach will continue to allow us to expand our collaborative relationships with innovators, maximize the potential of our existing and future portfolio, and support the building of a scalable and sustainable business focused on the efficient advancement and commercialization of product candidates that hold the potential to transform the lives of oncology patients.
Our strategy
Our goal is to continue building a differentiated, global biopharmaceutical company by acquiring, developing and commercializing transformative medicines for underserved patient populations. We aim to be an industry leader in rare diseases and targeted oncology.
The key elements of our strategy include:
•Efficiently advance our lead product candidates, nirogacestat and mirdametinib, towards marketing approval in the rare oncology indications in which they are currently being developed. We believe that our leading drug development capabilities will enable us to continue efficiently advancing our product candidates towards marketing approval, and we will make use of accelerated regulatory pathways when possible. Since our inception in August 2017, we have made rapid progress advancing two product candidates towards marketing approval. Our first product candidate, nirogacestat, was granted Orphan Drug Designation, Fast Track Designation and Breakthrough Therapy Designation by the FDA for the treatment of desmoid tumors and Orphan Drug Designation by the European Commission for the treatment of soft tissue sarcoma. In May 2022, we announced positive topline results from the Phase 3 DeFi trial, and we presented additional data from the DeFi trial at the European Society for Medical Oncology Congress in September 2022. In December 2022, we submitted an NDA to the FDA for nirogacestat for the treatment of adults with desmoid tumors. In February 2023, the NDA filing was accepted by the FDA and granted priority review with an assigned PDUFA target action date of August 27, 2023. Our second product candidate, mirdametinib, was granted Orphan Drug Designation by both the FDA and the European Commission for the treatment of NF1 and Fast Track Designation by the FDA for the treatment of NF1-PN. Mirdametinib is currently being evaluated in the potentially registrational ReNeu trial; in June 2021, interim clinical data from the first 20 adult patients enrolled in the Phase 2b ReNeu trial were presented at the Children's Tumor Foundation NF Conference. In November 2021, we announced full enrollment of the ReNeu trial, and we expect to report topline results in the second half of 2023.

•Establish nirogacestat as a cornerstone of BCMA-targeted therapy in multiple myeloma and deploy our precision oncology approach towards the treatment of biomarker defined subgroups of highly prevalent metastatic solid tumors. We have entered into several clinical collaboration agreements to evaluate nirogacestat in combination with BCMA-targeted therapies of various modalities, including antibody-drug conjugates, CAR T-cell therapies, bispecific antibodies and monoclonal antibodies, for the treatment of patients with multiple myeloma. We believe that nirogacestat in combination with BCMA-targeted therapies has the potential to improve clinical outcomes of multiple myeloma patients compared to a BCMA-targeted therapy alone. We continue to use a precision medicine approach to identify and develop potential treatments for patients with genetically-defined cancers. Our clinical-stage efforts are focused on developing monotherapy and combination approaches targeting solid tumors harboring MAPK aberrations.
•Maximize the potential of our portfolio through strategic partnerships and deploy our value-driven approach to identifying, acquiring and developing new medicines to further expand our portfolio. We have entered into strategic partnerships to develop innovative combination therapies that leverage emerging insights into the fundamental mechanisms that drive cancer. Our strategy is to align incentives among parties by sharing development costs and downstream economics for selected partnered programs. By pursuing this strategy, we believe that we can access promising therapies being developed across the biopharmaceutical industry for which there is scientific and clinical rationale for combinations with our existing product candidates. We have announced collaborations with several industry and academic partners, and we intend to execute additional strategic partnerships in the future.
•Commercialize our product candidates, if approved, either alone or in partnership with others, to bring new medicines to underserved patient populations using a focused and efficient approach. We intend to market and commercialize our product candidates, if approved, in the U.S. and select international markets, either alone or in partnership with others. We are in the process of completing our commercial readiness activities in anticipation of our first commercial launch in the U.S., including the continued buildout of our medical affairs organization and commercial infrastructure. We continue to employ a focused and efficient approach with these efforts, initially establishing market access, sales and marketing capabilities in a targeted manner that is appropriate for the relevant product opportunity. We believe that this approach will allow us to effectively reach the patients and physicians that our product candidates have been developed for and to maximize the commercial potential of our portfolio.
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
•Attract, retain and support the best talent through our deep commitment to maintaining a culture of diversity, inclusion and professional excellence. We are committed to building our organization with a culture supported by our patient-focused mission and organizational strength that is driven by diversity in experience and perspectives.
Our product candidates
Our pipeline is summarized in the chart below.

___________________________
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
Nirogacestat
Overview

Nirogacestat, our most advanced product candidate, is an investigational oral, selective GSI that we are developing for the treatment of several oncology indications, including desmoid tumors, ovarian granulosa cell tumors and multiple myeloma, where significant unmet medical need exists despite currently available therapies. Gamma secretase is a protease complex that cleaves numerous transmembrane proteins, including amyloid precursor protein, or APP, Notch, HER4, E-cadherin, N-cadherin, BCMA and CD44. Cleavage of these transmembrane proteins by gamma secretase leads to a variety of signaling events that result from the untethering of the cytoplasmic domains of these proteins. Several of gamma secretase’s substrates have been implicated in a variety of diseases, including APP in Alzheimer’s disease and BCMA and Notch in cancer, forming the rationale for evaluating gamma secretase as a therapeutic target.

In June 2018, the FDA granted nirogacestat Orphan Drug Designation for the treatment of desmoid tumors, and in November 2018, the FDA granted nirogacestat Fast Track Designation for the treatment of adult patients with progressive, unresectable, recurrent or refractory desmoid tumors or deep fibromatosis. In August 2019, the FDA granted nirogacestat Breakthrough Therapy Designation for the treatment of adult patients with progressive, unresectable, recurrent or refractory desmoid tumors or deep fibromatosis. In addition, in September 2019, the European Commission granted nirogacestat Orphan Drug Designation for the treatment of soft tissue sarcoma.

Based on encouraging results in desmoid tumor patients from Phase 1 and Phase 2 clinical trials, in May 2019, we announced the initiation of the DeFi trial, a registrational Phase 3, global, randomized, double-blind, placebo-controlled clinical trial, and in July 2020, we announced full enrollment of the trial. In May 2022, we announced positive topline results from the DeFi trial and presented additional data from the DeFi trial at the European Society for Medical Oncology Congress in September 2022, in which nirogacestat demonstrated statistically significant and clinically meaningful improvements compared to placebo in all primary and secondary efficacy and quality of life endpoints.

In December 2022, we submitted an NDA to the FDA for nirogacestat for the treatment of adults with desmoid tumors. On February 27, 2023, we announced that the FDA accepted the NDA filing and granted priority review. The FDA has assigned a PDUFA target action date of August 27, 2023. In addition, the FDA has stated that it is not currently planning to hold an advisory committee meeting to discuss the application.

We are also evaluating nirogacestat for the treatment of ovarian granulosa cell tumors, a subtype of ovarian cancer. In September 2022, we announced that the first patient had been dosed in a Phase 2 trial evaluating nirogacestat as a monotherapy in patients with recurrent ovarian granulosa cell tumors.

In addition to our monotherapy development efforts, we are evaluating nirogacestat as a combination agent with BCMA-targeted therapies for the treatment of patients with multiple myeloma. GSIs have been shown to reduce cleavage of membrane-bound BCMA on multiple myeloma cells, thereby improving the activity of BCMA-targeted therapies. We are evaluating this novel combination therapy approach across BCMA-targeted modalities through clinical collaborations with several industry partners.
Nirogacestat for treatment of desmoid tumors
Disease background

Desmoid tumors, also referred to as aggressive fibromatosis or desmoid-type fibromatosis, are rare, non-metastatic soft tissue tumors that can occur in both children and adults. These tumors are characterized by a growth pattern that can invade surrounding healthy tissues, including joints, muscle and viscera. Depending on tumor size, aggressiveness of growth pattern and location, desmoid tumors can cause severe morbidities such as pain, disfigurement, internal bleeding and debilitating impairment on range of motion. An epidemiology study of 179 desmoid tumors patients treated at two Danish sarcoma centers, Aarhus University Hospital and Copenhagen University Hospital, indicated that healthcare resource utilization by patients is significantly elevated for about 3 years following a desmoid tumor diagnosis in part due to increased inpatient and outpatient visits and days in the hospital, underscoring the significance of the morbidities that result from this disease.

Desmoid tumors typically occur in patients between the ages of 15 and 60 years old and are more commonly diagnosed in the third and fourth decades of life, with a two-to-three times higher prevalence in females. The annual incidence is estimated to be 1,000 to 1,650 new desmoid tumor patients diagnosed each year in the U.S. Most cases of desmoid tumor occur spontaneously and are associated with one of several mutations in the CTNNB1 gene, which encodes for the β-catenin protein. Patients with a family history of familial adenomatous polyposis, or FAP, have an approximately 850-fold higher risk of developing desmoid tumors compared to the general population. FAP patients with desmoid tumors typically have tumors that are attributable to germline mutations in the APC gene, which encodes for a protein involved in the degradation of β-catenin. When APC or CTNNB1 mutations are present, tissue trauma, including surgery, pregnancy or soft tissue injury, can lead to the formation of desmoid tumors.

The clinical course of desmoid tumors varies across the patient population. Within any given patient, desmoid tumors can alternate between periods of rapid growth and stabilization, and spontaneous regressions have been observed in approximately 5-10% of patients over a multi-year follow-up period. Desmoid tumors can vary significantly in terms of their morphology and radiographic appearance but are generally routine to diagnose. Desmoid tumors are usually first noted upon physical examination or by using various imaging techniques, such as ultrasound, computed tomography, or CT, or magnetic resonance imaging, or MRI. Histologically, desmoid tumors appear with variable collagen deposition and are not clearly circumscribed. Definitive diagnosis relies upon immunohistochemical stains for nuclear localization of β-catenin. Diagnosis can also be confirmed by screening for mutations in the CTNNB1 and APC genes.

Desmoid tumors, despite being highly morbid, typically have a limited impact on mortality. Due to this limited impact on overall lifespan and current poor treatment options, we believe that there is a sizable prevalent pool of desmoid tumor patients. Existing treatments for desmoid tumors often have low success rates. Up to 77% of patients undergoing surgery will relapse depending on patient age, tumor location and tumor size. Furthermore, based on market research studies with feedback from over 400 physicians who manage patients with desmoid tumors, we believe that approximately 50% of patients receiving a given systemic therapy, such as chemotherapy or a tyrosine kinase inhibitor, or a locoregional intervention such as surgery will not have a satisfactory treatment outcome and will require subsequent treatment for their desmoid tumors. Based on multiple market research studies, we believe that up to 90% or more of patients will eventually receive an active intervention, and we estimate that, in any given year over the next decade, approximately 5,500 to 7,000 desmoid tumor patients will be actively receiving treatment in the U.S.
Current treatment landscape for desmoid tumors
There are currently no therapies approved by the FDA for the treatment of desmoid tumors. Historically, desmoid tumors were treated with surgical resection, but this approach has become less favored due to an emerging body of evidence showing a post-

surgical tumor recurrence rate of up to 77%, which can potentially increase disease burden and require additional intervention. In addition to the high recurrence rates, surgery itself carries risk of complications and can also be highly morbid, occasionally requiring limb amputation. Given the potential morbidities of surgery and the uncertain magnitude and durability of its benefit, physicians now typically adopt an active surveillance approach for patients who historically may have been candidates for surgery. Despite its limitations, surgery is still used when a desmoid tumor presents significant risk of morbidity or mortality, such as tumors arising in the head and neck. Radiation therapy may also be used alone or in conjunction with surgery but is generally not preferred given the reported risk of developing secondary neoplasms.
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
Mechanism of action
Nirogacestat is an investigational oral, potent, selective, reversible, noncompetitive small molecule inhibitor of gamma secretase, an integral protease complex that cleaves numerous functionally important transmembrane proteins, including Notch. Gamma secretase’s cleavage of Notch causes the release of the Notch intracellular domain, or NICD, which shuttles into the nucleus and activates transcription of downstream target genes. Notch signaling is a regulator of cell proliferation and its dysregulation has been implicated in many forms of cancer. In desmoid tumor cell lines, nirogacestat has been observed to significantly decrease NICD release and reduce downstream activity of the Notch signaling pathway and decrease tumor cell migration, invasion and growth.
Clinical development of nirogacestat in desmoid tumors

Prior to the initiation of the Phase 3 DeFi trial, nirogacestat’s clinical activity was observed in two clinical trials that enrolled adult desmoid tumor patients. The first of these was a Phase 1 dose-escalation clinical trial conducted by Pfizer in patients with solid tumors, a subset of whom had a diagnosis of desmoid tumor. Of the seven evaluable desmoid tumor patients, five patients achieved a partial response, or PR, by RECIST v1.0, resulting in an objective response rate, or ORR, of 71% with a disease control rate of 100%. Given the activity of nirogacestat in the desmoid tumor patients treated in this Phase 1 clinical trial, the NCI conducted a Phase 2 clinical trial in patients with progressing desmoid tumors, which evaluated nirogacestat at 150 mg twice daily, or BID, the same dose used in our DeFi trial. In the NCI-sponsored Phase 2 trial, of the 17 desmoid tumor patients enrolled in the study, five patients achieved a confirmed PR by RECIST v1.1, resulting in an ORR of 29% with no progressive disease. Nirogacestat was well tolerated across both clinical trials, with a median time on treatment of over 4 years reported at the 2022 American Society of Clinical Oncology (ASCO) Annual Meeting. The promising clinical activity and safety profile for nirogacestat demonstrated in these Phase 1 and 2 clinical trials in desmoid tumor patients supported the initiation of the Phase 3 DeFi trial.

In August 2020, investigators at the University of Minnesota and the Dana-Farber Cancer Institute published data where clinical benefit was observed in four pediatric and young adult desmoid tumor patients treated with nirogacestat under our Expanded Access Program. The clinical activity of nirogacestat in these four patients yielded one complete response, two partial responses and one stable disease, with no Grade 3 or Grade 4 adverse events reported. We are encouraged by the data in these four pediatric and young adult patients and believe that this Phase 2 clinical trial supports further evaluation of the potential benefit of nirogacestat in younger desmoid tumor patients. In September 2020, a Phase 2 clinical trial was initiated in collaboration with the Children's Oncology Group, or COG, to evaluate nirogacestat for the treatment of children and adolescents with progressive, surgically unresectable desmoid tumors. In the fourth quarter of 2022, this trial met its accrual goal.
Phase 3 DeFi trial in desmoid tumors

Based upon the degree of clinical benefit for desmoid tumor patients observed in the Phase 1 and Phase 2 clinical trials, as well as our discussions with the FDA, we initiated the DeFi trial in May 2019 and announced full enrollment in July 2020.

The DeFi trial is a registrational Phase 3, global, double-blind, randomized, placebo-controlled clinical trial, conducted at 37 clinical sites in North America and Europe.

The DeFi trial is designed to evaluate the efficacy, safety and tolerability of nirogacestat compared to placebo in patients with progressing desmoid tumors. We enrolled 142 patients who had histologically confirmed desmoid tumors with progressive disease (defined as tumor growth within the past 12 months as measured by RECIST v1.1) and were either treatment-naïve with desmoid tumors not amenable to surgery or had refractory or recurrent disease (after ≥1 line of therapy).

The trial consists of two phases: a double-blind phase and an optional open-label extension, or OLE, phase. Patients were randomized in a 1:1 ratio to receive 150 mg BID of nirogacestat or placebo every day for 28-day cycles. Patients were treated with nirogacestat or placebo until they developed clinical or radiographic disease progression, experienced unacceptable toxicity or withdrew consent. Eligible patients with confirmed disease progression on trial could enter the optional OLE phase to receive 150 mg BID of nirogacestat.

The primary endpoint was progression-free survival, or PFS, defined as the time from randomization until the date of assessment of progression or death by any cause. Progression was determined radiographically using RECIST v1.1 or clinically by blinded, independent, central radiologic or clinical review. Secondary and exploratory endpoints included safety and tolerability measures, objective response rate, or ORR, duration of response, changes in tumor volume assessed by magnetic resonance imaging, and patient-reported outcomes, including measures of pain, symptom burden, physical/role function and overall quality of life.

In May 2022, we announced positive topline results from the DeFi trial, and we presented additional data from the DeFi trial at the European Society for Medical Oncology Congress in September 2022.

The DeFi trial met its primary endpoint of improving progression-free survival, or PFS, demonstrating a statistically significant improvement for nirogacestat over placebo, with a 71% reduction in the risk of disease progression (hazard ratio (HR) = 0.29 (95% CI: 0.15, 0.55); p < 0.001). The median Kaplan-Meier estimate of PFS was not reached in the nirogacestat arm and was 15.1 months in the placebo arm. A PFS benefit was observed across all prespecified subgroups, including gender, tumor location, prior treatment or surgery, and mutational status. The following graph shows the estimated PFS probability at each time point for the nirogacestat and placebo arms:

Prespecified secondary efficacy endpoints were confirmed objective response (defined as the proportion of participants with complete response or partial response per RECIST v1.1) and change from baseline at Cycle 10 in the following patient-reported outcomes, or PROs: Brief Pain Inventory Short Form (BPI-SF) Average Worst Pain Intensity; GOunder/Desmoid Tumor Research Foundation DEsmoid Symptom/Impact Scale (GODDESS) Desmoid Tumor Symptom Scale (DTSS) total symptom score; GODDESS Desmoid Tumor Impact Scale (DTIS) physical functioning domain score; and the European Organisation for Research and Treatment of Cancer Quality of Life Questionnaire-Core 30 [EORTC QLQ-C30] global health status/quality of life, physical functioning, and role functioning scale scores.

Confirmed objective response rate (complete response + partial response) was 41% with nirogacestat versus 8% with placebo (p<0.001). The complete response rate was 7% in the nirogacestat arm and 0% in the placebo arm.

Nirogacestat demonstrated statistically significant and clinically meaningful improvements in PROs. Specifically, nirogacestat significantly reduced pain (p<0.001) and other desmoid tumor-specific symptoms (p<0.001) and also significantly improved physical/role functioning (p<0.001) and overall health-related quality of life (p=0.007). Most PRO benefits were observed as early as Cycle 2, which was the first timepoint for post-treatment evaluation, and were sustained over the duration of the study.

Nirogacestat exhibited a manageable safety profile in the DeFi trial, with 95% of all TEAEs reported as Grade 1 or 2. The below table lists all TEAEs (and corresponding grade ≥3 TEAEs) that were reported in greater than 25% of patients in either arm. The most frequently reported TEAEs in participants receiving nirogacestat as compared to the placebo arm were diarrhea, nausea, and fatigue. Forty-two percent of patients in the nirogacestat arm versus 0% in the placebo arm required dose reductions due to TEAEs, and 20% of patients in the nirogacestat arm versus 1% in the placebo arm discontinued treatment due to TEAEs. Ovarian dysfunction, which was defined by investigator-reported events of amenorrhea, premature menopause, menopause, and ovarian failure, was observed in 75% (27/36) of women of childbearing potential receiving nirogacestat. These events resolved in 74% (20/27) of the affected participants, including 64% (9/14) of such participants who remained on nirogacestat treatment and 100% (11/11) of those participants who discontinued treatment for any reason.

Safety Population, n(%)	Nirogacestat (n=69)		Placebo (n=72)
Duration of study drug exposure, median (range), months	20.6 (0.3, 33.6)		11.4 (0.2, 32.5)
Dose intensity, median (range), mg/d	288.3 (169, 300)		300.0 (239, 300)
	Any Grade	Grade ≥ 3	Any Grade	Grade ≥ 3
Any TEAE	69 (100)	39 (57)	69 (96)	12 (16)
TEAEs of any grade reported in ≥25% of patients in either arm
Diarrhea	58 (84)	11 (16)	25 (35)	1 (1)
Nausea	37 (54)	1 (1)	28 (39)	0
Fatigue	35 (51)	2 (3)	26 (36)	0
Hypophosphatemia	29 (42)	2 (3)	5 (7)	0
Rash, maculopapular	22 (32)	4 (6)	4 (6)	0
Headache	20 (29)	0	11 (15)	0
Stomatitis	20 (29)	3 (4)	3 (4)	0
TEAEs leading to death	0		1 (1)[a]
Does reductions due to TEAEs	29 (42)		0
Discontinuations due to TEAEs	14 (20)[b]		1 (1)[b]
______________________________
a) Death due to sepsis.
b) TEAEs leading to discontinuation in ≥1 patient include gastrointestinal disorders (n=5[4%]), ovarian dysfuntion (n=4[3%]), alanine aminotransferase increase (n=3[2%]), aspartate aminotransferase increase (n=2[1%]) and metabolism/nutritional disorders (n=2[1%]).

Nirogacestat for treatment of ovarian granulosa cell tumors

Ovarian granulosa cell tumors, or GCT, are the most common type of sex cord stromal tumor, accounting for approximately 5% of all ovarian cancers. These tumors can be divided into two subtypes: adult GCT and juvenile GCT, which occur in patients under the age of 30 years old. Approximately 95% of diagnosed GCT are adult GCT. Both subtypes are characterized by indolent growth, and the majority of adult GCT are diagnosed at an early stage. Symptoms of GCT include abdominal pain and abnormal vaginal bleeding, and some cases may also present with menorrhagia, irregular menstruation, or amenorrhea in women of reproductive age. There are currently no FDA-approved treatments for GCT. Surgery is the primary treatment option and aims to achieve histological diagnosis, an appropriate staging and complete debulking of disease. In patients with early-stage disease and those in reproductive age, unilateral salpingo-oophorectomy with peritoneal staging is indicated. In postmenopausal women and in those with more advanced disease, a total abdominal hysterectomy with bilateral salpingo-oophorectomy, peritoneal biopsies and removal of all visible disease is the typical surgical treatment. Platinum-based chemotherapy and/or radiotherapy are used in advanced or unresectable disease, although with modest benefit. However, the probability of recurrence in adult GCT patients is high, approximately 40%, typically occurring within the first 10 years of diagnosis. Therefore, additional treatment options are needed for recurrent disease. The annual incidence of GCT patients in the United States is approximately 1,500 to 2,000 patients.

A variety of cell signaling pathways, such as TGF-β, Notch and PI3K/AKT, are involved in the development of adult GCT. Approximately 97% of GCT are driven by a C124W mutation in the FOXL2 gene, which encodes for FOXL2 protein, a transcription factor required for the development and function of granulosa cells. Preclinical data have shown that the Notch system acts as a survival pathway in FOXL2-mutated granulosa tumor cell lines, inducing granulosa tumor cell proliferation and decreasing apoptosis-mediated cell death. Gamma secretase inhibitors have been shown to be inhibitors of the Notch signaling pathway. Preclinically, inhibition of the Notch pathway by a gamma secretase inhibitor was shown to decrease proliferation and viability of the FOXL2-mutated granulosa tumor cell line. Based on this rationale, we are clinically evaluating nirogacestat’s potential as a treatment for patients with GCT. In September 2022, we announced that the first patient had been dosed in a Phase 2 trial evaluating nirogacestat as a monotherapy in adult patients with recurrent GCT.

Nirogacestat in combination with BCMA-targeted agents

BCMA is a cell surface protein universally expressed on multiple myeloma, or MM, cells, and the clinical activity of monotherapy BCMA-targeted agents have been demonstrated in this indication. GSIs have been shown to increase BCMA expression on MM cells. Activity of this combination mechanism has been observed in multiple preclinical models of MM using BCMA-directed therapies in combination with GSIs as well as in initial clinical data. We believe this combination, as compared to BCMA-directed therapies alone, may provide a meaningful clinical benefit to MM patients by improving response rates, prolonging the duration of clinical benefit or reducing the side effect profile by enabling administration at a lower dose.

We are evaluating this novel combination therapy approach through clinical collaborations with several industry partners. In June 2019, we entered a clinical collaboration with GSK to explore the combination of nirogacestat with their BCMA-targeted ADC, belamaf, in patients with relapsed or refractory multiple myeloma, or RRMM. We believe that the clinical activity of BCMA-directed therapies, including belamaf, may be enhanced with the addition of a GSI, like nirogacestat. In June 2020, we announced the dosing of the first patient in an adaptive Phase 1b clinical trial evaluating the combination. Initial clinical data from the trial are expected in mid-2022. In October 2021, we announced the initiation of an expanded Phase 2 cohort from the first combination dose level that evaluated 0.95 mg/kg dose of belamaf every three weeks plus nirogacestat based on encouraging preliminary data observed in the Phase 1 cohort. We also announced the addition of two new sub-studies that will explore belamaf plus nirogacestat in combination with pomalidomide and dexamethasone and in combination with lenalidomide plus dexamethasone in patients with RRMM. GSK is responsible for the conduct and expenses of the trial, which is governed by a joint development committee with equal representation from each party.

In September 2022, we entered into an expanded global, non-exclusive license and collaboration agreement with GSK for nirogacestat in combination with belantamab mafodotin (belamaf) in patients with multiple myeloma. The expanded agreement includes the potential for continued development and commercialization of the combination of belamaf and nirogacestat in earlier lines of treatment, including in newly diagnosed multiple myeloma patients. We continue to retain full commercial rights to nirogacestat. Additionally, we will continue to supply nirogacestat for future belamaf clinical trials and will seek to make nirogacestat commercially available in markets where approval has been sought by GSK for a combination with belamaf. GSK funds all development costs related to the combination regimen study, except for those related to the supply of nirogacestat and certain expenses related to intellectual property rights. We are responsible for costs to commercialize nirogacestat as part of the combination regimen.

We have entered into other separate non-exclusive clinical collaborations with several industry partners, each of whom is developing one or more BCMA-targeted therapies. Each partner is responsible for the conduct and expenses of a clinical trial to evaluate the combination of nirogacestat with its respective BCMA agent in RRMM.

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

Disease background – multiple myeloma
MM is a plasma cell neoplasm with substantial morbidity and mortality and is the second most common hematologic malignancy in the U.S. accounting for approximately 10% of all hematologic cancers. The NCI surveillance, epidemiology and end results program estimated that in 2016 there were approximately 130,000 patients in the U.S. living with MM. Of these, approximately 30,000 have relapsed or are refractory to currently available therapies, representing a patient population with few therapeutic options and therefore a significant unmet medical need. It was estimated that approximately 13,000 individuals in the U.S. died from MM in 2022.
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
BCMA-directed agents have emerged as a potentially promising approach for the treatment of RRMM patients due to the restriction of BCMA’s expression solely on the surface of plasmablasts and differentiated plasma cells, with several such agents having received regulatory approval in the last few years. We are aware of at least 20 other distinct programs in preclinical and clinical development that target BCMA; these programs represent a variety of therapeutics modalities, including ADCs, monoclonal antibodies, bispecific antibodies, autologous CAR T-cells and allogeneic CAR T-cells.

We are also aware of efforts by others to combine a GSI and a BCMA-directed agent to treat RRMM. Celgene, a subsidiary of Bristol-Myers Squibb Company, is currently evaluating a BCMA-directed ADC, CC-99712, in combination with crenigacestat, a GSI licensed from Eli Lilly and Company in December 2017; this combination is currently in Phase 1 clinical testing. Celgene is also evaluating crenigacestat in combination with its approved autologous BCMA-directed CAR T-cell therapy, ABECMA (ide-cel), in an ongoing Phase 1/2 clinical trial.

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

Combination mechanism of action
Gamma secretase has been shown to directly cleave membrane-bound BCMA, resulting in the release of the BCMA ECD from the cell surface. By inhibiting gamma secretase, membrane-bound BCMA can be preserved, increasing target density while reducing levels of soluble BCMA ECD, which may serve as decoy receptors. Nirogacestat’s ability to enhance the activity of BCMA-directed therapies has been observed in multiple preclinical models of MM, which was first presented in December 2019 at the 61st Annual American Society of Hematology meeting by our collaborator GSK in combination with belantamab mafodotin (belamaf), and in initial clinical data presented at the American Society of Hematology Annual Meeting in December 2021 by our collaborator, Precision Biosciences, and at the 2022 ASCO Annual Meeting by our collaborator, GSK.

The activity of BCMA-directed antibody-drug conjugates against BCMA-expressing MM cells is attributable to four potential mechanisms: (1) targeted delivery of its cytotoxic payload, (2) antibody-dependent cellular cytotoxicity, (3) BCMA receptor signaling inhibition due to blocking of ligand binding and (4) immunogenic cell death. The activity of allogeneic CAR T-cell therapies against BCMA-expressing MM cells is driven by direct T-cell mediated killing of BCMA expressing MM cells. The activity of BCMAxCD3 bispecific antibodies is driven by the recruitment and activation of T-cells to kill BCMA-expressing MM cells. The activity of monoclonal antibodies targeting BCMA is driven by the blocking of BCMA-mediated pro-survival and proliferative signaling, mediating antibody-dependent cellular phagocytosis, and enhanced antibody-dependent cellular cytotoxicity.

The following graphic illustrates the effect of GSI (shown in combination with a BCMA directed ADC) on decreasing gamma secretase-mediated cleavage of membrane-bound BCMA, leading to increased density of target (BCMA) on cancer cells and reduced levels of decoy receptors (soluble BCMA ECD).

Mirdametinib
Overview
Mirdametinib is an investigational oral, small molecule inhibitor of MEK1 and MEK2. MEK proteins occupy a pivotal position in the MAPK pathway, a key signaling network that regulates cell growth and survival, and that plays a central role in multiple oncology and rare disease indications.

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

In addition to our monotherapy program in NF1-PN, we believe that mirdametinib holds promise for use in multiple targeted combination therapies in oncology and for the treatment of other genetically defined tumors. Our first such effort is evaluating mirdametinib in combination with BeiGene’s RAF dimer inhibitor, lifirafenib (BGB-283). In May 2019, we announced the initiation of an adaptive Phase 1b/2 clinical trial of this combination that is being conducted by BeiGene. This trial is currently enrolling patients in the U.S. and Australia with advanced or refractory solid tumors harboring relevant genetic mutations in the MAPK pathway, and we reported initial clinical data from this trial at our company-sponsored R&D Day in June 2022. In addition, we are evaluating mirdametinib in combination with fulvestrant in patients with estrogen receptor-positive metastatic breast cancer and as a monotherapy in patients with solid tumors harboring activating mutations in MEK1 or MEK2 in an ongoing Phase 1b/2a clinical trial sponsored by Memorial Sloan Kettering Cancer Center and supported by SpringWorks. In collaboration with St. Jude Children’s Research Hospital, we are evaluating mirdametinib for the treatment of pediatric and young adult patients with low-grade gliomas in an ongoing Phase 1/2 clinical trial.
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
Mirdametinib for the treatment of NF1-PN
Mirdametinib is an investigational oral, small molecule inhibitor of MEK1 and MEK2, which we are developing as a monotherapy in NF1-PN. Based on results from prior clinical trials, we believe that mirdametinib, using the dose and schedule from the NF1-PN Phase 2 clinical trial, has the potential to offer a potentially best-in-class profile in order to enable the long-term treatment required for this patient population, as compared to other MEK inhibitors. Given the clinical activity and tolerability profile observed with mirdametinib in the previous NF1-PN clinical trial, and following our discussions with the FDA, we designed our ongoing potentially registrational Phase 2b clinical trial, or the ReNeu trial, in a manner that we believe has the potential to generate sufficient data to support approval in both pediatric and adult NF1-PN patients. If the results of the ReNeu trial are favorable, we plan to file for marketing approval for mirdametinib in the U.S. and select international markets, although specific countries have not yet been finally determined.
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
Clinical development of mirdametinib for NF1-PN

Mirdametinib has shown clinical activity in a previous Phase 2 clinical trial conducted by the Neurofibromatosis Clinical Trial Consortium that enrolled 19 adolescent and adult NF1-PN patients, and data from this clinical trial were published in the Journal of Clinical Oncology in 2021. Patients received an oral dose of 2 mg/m2 BID with a maximum dose of 4 mg BID (without regard to food) on a four-week cycle of three weeks-on, one week-off. Eight patients (42%) achieved an objective response by cycle 12, prospectively defined as a volumetric reduction in their target PN of at least 20%, and 10 patients (53%) had stable disease. Mirdametinib was generally well tolerated in this trial, with no Grade 4 or Grade 5 adverse events reported. Two treatment-related Grade 3 events, occurring in the same patient, were reported. The most common adverse events of any grade were acneiform rash (95%), fatigue (58%), and nausea (53%). Given the activity and tolerability of mirdametinib in this clinical trial, we are utilizing the same dose and schedule in our potentially registrational Phase 2b ReNeu trial. Furthermore, based on discussions with the FDA, we enrolled pediatric NF1-PN patients, in addition to adolescent and adult patients.

Mirdametinib has been tested in monotherapy clinical trials across a broad dose range (from 1 mg QD to 30 mg BID), with the maximum tolerated dose, or MTD, determined to be 15 mg BID and the recommended Phase 2 dose determined to be 10 mg BID administered on a five days-on, two days-off schedule.

To date, the safety profile of monotherapy mirdametinib in patients with advanced cancers at doses lower than 10 mg BID using an intermittent schedule has been characterized by mostly manageable and reversible toxicities, and mirdametinib is observed to be generally well tolerated. The most frequently reported of these adverse events have been rash, nausea, vomiting, diarrhea and fatigue.
Phase 2b ReNeu trial in NF1-PN
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
In November 2021, we announced full enrollment of the Phase 2b ReNeu trial, with over 50 adults and over 50 pediatric patients with NF1-PN enrolled. The primary endpoint is ORR measured using three-dimensional MRI volumetric analysis and assessed by blinded independent central review, or BICR. As in the previous Phase 2 clinical trial, an objective response is defined as a decrease of at least 20% in tumor volume in the target NF1-PN by BICR. Key secondary endpoints include the duration of response and health-related quality-of-life measurements. We expect to report topline data for the ReNeu trial in the second half of 2023.
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

______________________________
PR: partial response (defined as a ≥20% reduction in tumor volume); SD: stable disease

As of the March 23, 2021 data cut-off, mirdametinib continued to be generally well tolerated. The majority of treatment-related adverse events, or TRAEs, were Grade 1 or 2 with only one Grade 3 TRAE of rash reported; no Grade 4 or 5 adverse events have been reported. One patient required a dose reduction due to a Grade 3 rash. The following table shows the most common TEAEs, occurring in ≥15% of the 20 patients evaluated as well as Grade 3 TEAEs and TRAEs as of the data cut-off date.

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

MAPK Pathway Programs
Overview
We have several monotherapy and combination therapy approaches in development for the treatment of solid tumors with mutations in the MAPK pathway. These approaches include the combination of mirdametinib with BeiGene’s RAF dimer inhibitor, lifirafenib, as well as a monotherapy approach with BGB-3245, an investigational oral, selective small molecule inhibitor of monomeric and dimeric forms of activating BRAF mutations through MapKure, which is jointly owned by us and BeiGene to treat patients with solid tumors harboring RAS or RAF mutations.
We are also evaluating mirdametinib for the treatment of solid tumors harboring other MAPK aberrations in collaboration with academic institutions. Ongoing academic-sponsored trials supported by SpringWorks include a Phase 1/2 clinical trial in children and young adults with low-grade glioma sponsored by St. Jude Children’s Research Hospital and a Phase 1b/2a platform study sponsored by Memorial Sloan Kettering Cancer Center with two patient cohorts: the first evaluating mirdametinib in combination with fulvestrant, a selective estrogen receptor degrader in patients with estrogen receptor-positive metastatic breast cancer with MAPK alterations (particularly inactivating mutations in NF1), and the second evaluating mirdametinib as a monotherapy in advanced solid tumors harboring oncogenic MEK1 or MEK2 mutations.
Disease background
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

HGF
HGF
cMET
PDGF
PDGF
PDGFR
EGF
EGF
EGFR
HRG
HRG
HER2
GRB2
SOS
SOS
GRB2
GRB2
SOS
GRB2
SOS
RAS
NF1
ARAF
BRAF
CRAF
MEK1/2
ERK1/2
RSK1/2/3
Cyclin D
Myc
Elk1
Fos
Ets
SPRY
DUSP
Negative Feedback
Regulation of Cell Cycle
Regulation of Transcription

We believe that by vertically inhibiting two key, adjacent constituents of the MAPK pathway, the combination of mirdametinib and a RAF inhibitor, such as lifirafenib or BGB-3245, can potentially address the resistance mechanisms and feedback loops that have prevented development of therapies for many devastating cancers harboring MAPK pathway gene mutations, such as those in RAS, RAF and NF1.

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
Current treatment landscape
There are currently two approved therapies for the treatment of solid tumors with a specific RAS-mutation. In May 2021, Amgen Inc.’s LUMAKRAS (sotorasib), a RAS GTPase family inhibitor, received accelerated approval from the FDA for the treatment of adult patients with KRAS G12C mutated locally advanced or metastatic non-small cell lung cancer, who have received at least one prior systemic therapy. In December 2022, Mirati Therapeutics, Inc.’s KRAZATI (adagrasib), a RAS GTPase family inhibitor, received accelerated approval from the FDA for the treatment of adult patients with KRAS G12C mutated locally advanced or metastatic non-small cell lung cancer, who have received at least one prior systemic therapy. In addition to LUMAKRAS and KRAZATI, there are currently multiple programs in clinical development for RAS-mutant solid tumors that are evaluating various mechanisms of action and targeting specific RAS mutations.
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
Combination of mirdametinib and lifirafenib in MAPK-mutant solid tumors

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

In May 2019, we announced the initiation of an adaptive Phase 1b/2 clinical trial evaluating the combination of mirdametinib and lifirafenib. This clinical trial is enrolling patients with advanced or refractory solid tumors harboring relevant genetic mutations in the MAPK pathway. This clinical trial is being conducted by BeiGene in collaboration with us in both the U.S. and Australia. The clinical trial is comprised of two stages. In the first stage, we intend to determine the MTD and recommended Phase 2 dose of the combination therapy. In the second stage, the trial is expected to enroll expansion cohorts comprised of patients with tumor types and mutational backgrounds of interest, which may include non-small cell lung cancer and endometrial cancer with KRAS mutations, to assess antitumor efficacy, safety and tolerability of the combination therapy at the recommended Phase 2 dose. Initial clinical data from the ongoing trial was presented at our company-sponsored R&D Day in June 2022, demonstrating proof-of-concept.
BGB-3245 in genetically defined BRAF-mutant solid tumors
In June 2019, we announced the formation of MapKure, which is jointly owned by us and BeiGene. BeiGene licensed to MapKure exclusive rights to BGB-3245, a novel, investigational oral, selective small molecule inhibitor of monomeric and dimeric forms of activating BRAF mutations, including V600 BRAF mutations, non-V600 BRAF mutations and RAF fusions. MapKure is advancing BGB-3245 through clinical development for solid tumor patients harboring BRAF driver mutations and BRAF fusions that were observed to be sensitive to the compound in preclinical studies. In February 2020 MapKure, BeiGene and SpringWorks announced the initiation of a Phase 1 dose-escalation and expansion clinical trial evaluating BGB-3245 in adult patients with advanced or refractory solid tumors harboring specific genetic mutations that based on preclinical results are predicted to be sensitive to treatment with BGB-3245. Initial clinical data from the ongoing trial was presented at our company-sponsored R&D Day in June 2022, demonstrating proof-of-concept. We expect to present additional monotherapy data from the Phase 1 trial at a medical conference in the first half of 2023. In February 2023, the first patient was dosed in a Phase 1/2a open-label, dose escalation and expansion trial evaluating mirdametinib in combination with BGB-3245 in patients with advanced solid tumors harboring MAPK-activating mutations.
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
Mirdametinib for the treatment of other MAPK-aberrant solid tumors

We are also evaluating mirdametinib for the treatment of solid tumors harboring other MAPK aberrations, in both monotherapy and combination approaches. In June 2021, we announced the initiation of Phase 1/2 clinical trial of mirdametinib in children and young adults with low-grade glioma. The study is sponsored by St. Jude Children’s Research Hospital and supported by SpringWorks. Initial data from the Phase 1 dose escalation study were presented at the International Symposium on Pediatric Neuro-Oncology 2022 meeting. In August 2021, we announced the evaluation of mirdametinib in a Phase 1b/2a platform study sponsored by Memorial Sloan Kettering Cancer Center and supported by SpringWorks to explore the compound both as a monotherapy and as a combination therapy in advanced solid tumors harboring MAPK-activating mutations. The trial, which initiated in the third quarter of 2021, is initially exploring mirdametinib in two patient cohorts: the first in combination with fulvestrant, a selective estrogen receptor degrader in patients with estrogen receptor-positive metastatic breast cancer with MAPK alterations (particularly inactivating mutations in NF1), and the second as a monotherapy in advanced solid tumors harboring oncogenic MEK1 or MEK2 mutations.
License and collaboration agreements
Pfizer license agreements

We were originally conceived by Pfizer as an innovative way to advance investigational therapies that may hold significant promise for underserved patients. Pfizer initially made an equity investment and also contributed royalty- and milestone-bearing product licenses, including for our two lead product candidates, nirogacestat and mirdametinib.
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
GlaxoSmithKline clinical collaboration agreement and amendment
In June 2019, we entered into a clinical trial collaboration and supply agreement with GSK, the GSK Collaboration Agreement, to evaluate nirogacestat in combination with belantamab mafodotin (belamaf), GSK’s BCMA ADC, in an adaptive Phase 1b clinical trial in patients with RRMM.
In October 2021, we amended the GSK Collaboration Agreement to add additional dosing regimens to the ongoing clinical trial evaluating the combination of nirogacestat and belamaf and to collaborate on additional trials evaluating the combination with other pharmaceutical agents for relapsed and refractory multiple myeloma. With this amendment, we announced the initiation of an expanded Phase 2 cohort from the first combination dose level that evaluated 0.95 mg/kg Q3W belamaf plus nirogacestat based on encouraging preliminary data observed in the Phase 1 cohort. The expanded Phase 2 cohort is further exploring the safety and efficacy profile compared to a 2.5 mg/kg Q3W belamaf monotherapy control arm, which is the same as the FDA approved monotherapy dose and schedule of belamaf. We also announced the addition of two new sub-studies that will explore belamaf plus nirogacestat in combination with pomalidomide and dexamethasone and in combination with lenalidomide plus dexamethasone in patients with RRMM. We believe that data from these sub-studies may enable future clinical trials in earlier lines of multiple myeloma. The amendment did not amend or modify the operational or financial responsibilities of the parties.

In September 2022, we expanded the GSK Collaboration Agreement to include the potential for continued development and commercialization of the combination of belamaf and nirogacestat in earlier lines of treatment, including in newly diagnosed multiple myeloma patients. Under the expanded agreement, we continue to retain full commercial rights to nirogacestat. Additionally, we will continue to supply nirogacestat for future belamaf clinical trials and will seek to make nirogacestat commercially available in markets where approval has been sought by GSK for a combination with belamaf. GSK funds all development costs related to the combination regimen study, except for those related to the supply of nirogacestat and certain expenses related to intellectual property rights. We are responsible for costs to commercialize nirogacestat as part of the combination regimen.

Other clinical collaboration agreements related to nirogacestat and BCMA-directed therapy combination development

In addition to the GSK Collaboration Agreement, we have entered into several other clinical trial collaboration and supply agreements with industry partners to evaluate nirogacestat in combination with BCMA-directed therapies of various modalities, including CAR T-cell therapies, bispecific antibodies and monoclonal antibodies, in patients with RRMM.

Each partner is responsible for administering the clinical trials to evaluate its respective BCMA-directed therapy in combination with nirogacestat and is responsible for all costs associated with the direct conduct of the clinical trial, other than the manufacture and supply of nirogacestat and certain expenses related to intellectual property rights. Each collaboration is managed by a joint committee of our representatives and those of the respective partners.

Unless earlier terminated, each collaboration agreement will expire upon completion of the analyses contemplated by the clinical trial. Either we or the respective counterparty may terminate the collaboration agreement for other reasons specified within the collaboration agreement.
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
Manufacturing
We rely on third parties to manufacture all of our assets. We have entered into agreements with contract manufacturing organizations, or CMOs, to produce drug substance and drug product for the nirogacestat, mirdametinib and TEAD programs. We require all of our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We currently rely solely on these CMOs for scale-up and process development work and to produce sufficient quantities of our product candidates for use in preclinical studies and clinical trials. We anticipate that these CMOs will have the capacity to support both clinical supply and commercial-scale production. We have entered into agreements for the commercial supply of nirogacestat drug substance and finished product. We intend to seek to enter into such arrangements, including potentially for back-up sources of supply, on a timely basis in light of anticipated commercial needs.
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
For our product candidates being explored in combination with other agents or in highly prevalent diseases, we intend to establish commercialization strategies for each in collaboration with our partner as we approach potential marketing approval and will share responsibilities in a manner that takes into account our respective commercial infrastructures, competencies and country-specific expertise.
Educational and patient initiatives
We actively collaborate with desmoid tumor and NF1-PN constituents through a number of initiatives, including participation in patient meetings and educational initiatives. Examples of such constituents include the Desmoid Tumor Research Foundation, COG and Children’s Tumor Foundation. We undertake these activities in order to better understand the burdens and unmet needs these patients face so that we can more effectively facilitate their access to our product candidates, if approved. In each of these disease areas we will support disease awareness and diagnosis and subsequent treatment of identified patients, by providing information, increasing physician awareness and creating more efficient referral pathways. In furtherance of these objectives, we have launched a broad multi-channel company-sponsored disease education campaign for desmoid tumors to support patients, physicians, and caregivers.
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
Mirdametinib in NF1-PN
AstraZeneca PLC’s Koselugo is currently the only therapy approved by the FDA for the treatment of NF1-PN. We are aware that other companies are, or may be, developing products for this indication, including, but not limited to, Array BioPharma Inc. (a subsidiary of Pfizer), Daiichi Sankyo Co., Ltd., Exelixis, Inc., Infixion Bioscience, Inc., NFlection Therapeutics, Inc., Novartis International AG, Pasithea Therapeutics Corp. and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. We are also aware of several therapies, some of which are generic, that are used off-label for the treatment of NF1-PN. These therapies include radiotherapy and various systemic treatments, such as chemotherapy and immunotherapy.
BCMA-Targeted Therapies and GSI Combinations in Multiple Myeloma
For the treatment of multiple myeloma, we are aware that other companies are or may be developing other gamma secretase inhibitors in combination with BCMA-targeted therapies. This includes, but is not limited to, Bristol-Myers Squibb Company.
Mirdametinib and BGB-3245 in MAPK-aberrant Cancers
For our biomarker-defined solid tumor portfolio, we are aware that other companies are or may be developing products for the treatment of solid tumors with specific mutations or aberrations that are being targeted by our programs. Multiple products are in development targeting RAS mutations, RAF mutations and other MAPK aberrations, including, but not limited to, those from Amgen Inc., AstraZeneca PLC, Black Diamond Therapeutics, Inc., Boehringer Ingelheim International GmbH, Chugai Pharmaceutical Co Ltd, Day One Biopharmaceuticals, Inc., Eli Lilly and Company, Erasca, Inc., F. Hoffmann-La Roche Ltd., Fore Biotherapeutics Inc., Hanmi Pharmaceutical Co., Ltd., Kinnate Biopharma Inc., Merck & Co., Inc., Mirati Therapeutics, Inc., Moderna Inc., Novartis International AG, Pfizer, Revolution Medicines, Inc., TheRas, Inc. and Wellspring Biosciences, Inc. There may be additional companies with programs suitable for addressing these patient populations that could be competitive with our efforts but that have not yet disclosed specific clinical development plans.
TEAD Inhibitor Program
We are aware of other TEAD palmitoylation inhibitors in early-stage development, including, but not limited to, product candidates from Cedilla Therapeutics, Ikena Oncology, Inc., Inventiva S.A., Kyowa Kirin Co., Ltd., Genentech, Inc. and Vivace Therapeutics, Inc.
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

We have exclusive licenses under the Nirogacestat License Agreement to patent rights in the U.S. and numerous foreign jurisdictions relating to nirogacestat. The patent rights in-licensed under the Nirogacestat License Agreement include six granted patents in the U.S. (with the agreement originally covering three such patents, and three additional patents having been subsequently granted based on work conducted by us and with Pfizer’s consent) and more than 25 patents granted in foreign jurisdictions including Australia, Canada, China, France, Germany, Spain, the United Kingdom and Japan. U.S. patents covering nirogacestat as a composition of matter have a statutory expiration date in 2025, U.S. patents that cover polymorphic forms of nirogacestat, including the form that is in clinical development expire in 2039, and a U.S. patent that covers pharmaceutical compositions expires in 2042, in each case, not including patent term adjustment or any regulatory extensions, with foreign counterparts pending. If we are successful in obtaining regulatory approval of nirogacestat for the treatment of desmoid tumors, we expect to rely on orphan drug exclusivity, which generally grants seven years of marketing exclusivity in the U.S. and 10 years of marketing exclusivity in Europe. See “License and collaboration agreements—Pfizer license agreements” above for additional information on our rights under the Nirogacestat License Agreement. Nirogacestat received Orphan Drug Designation in the U.S. for the treatment of desmoid tumors and from the European Commission for the treatment of soft tissue sarcoma.

We have exclusive licenses under the Mirdametinib License Agreement to patent rights in the U.S. and numerous foreign jurisdictions relating to mirdametinib. The patent rights in-licensed under the Mirdametinib License Agreement include granted patents based on work conducted by us and Pfizer and include four U.S. patents that cover polymorphic forms of mirdametinib, including the form that is currently in clinical development, methods of treatment with the polymorphic forms, and a U.S. patent that covers pharmaceutical compositions expire in 2041, in each case not including any regulatory extensions, with foreign counterparts pending. If we are successful in obtaining regulatory approval of mirdametinib for the treatment of NF1, we expect to rely on orphan drug exclusivity, which generally grants seven years of marketing exclusivity in the U.S. and 10 years of marketing exclusivity in Europe. See “License and collaboration agreements—Pfizer license agreements” above for additional information on our rights under the Mirdametinib License Agreement. The FDA has granted mirdametinib Orphan Drug Designation for NF1-PN, and the European Commission has granted mirdametinib Orphan Drug Designation for NF1.

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
Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
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

Pursuant to the 21st Century Cures Act, which was enacted on December 13, 2016, the manufacturer of an investigational drug for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access. This requirement applies on the later of 60 days after the date of enactment or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug. After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently $3,242,026 for fiscal year 2023, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees for eligible products, which are currently $393,933 for fiscal year 2023.
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
In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis, and under FDORA, the FDA has increased authority for expedited procedures to do so. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.
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
FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP regulations which require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs, and those supplying products, ingredients and components of them, are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.
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
In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 was adopted, and it came into effect on January 31, 2022, repealing the Clinical Trials Directive 2001/20/EC. The Clinical Trials Regulation is directly applicable in all the EU Member States meaning no national implementing legislation in each EU Member State is required. The transitory provisions of the new Clinical Trials Regulation provide that ongoing clinical trials previously authorized under the Directive can remain under the Directive, or they can transition to the Regulation. By January 31, 2025, all ongoing clinical trials must have transitioned to the new Regulation.

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
To obtain a marketing authorization of a drug in the EU, we may submit MAAs, either under the so-called centralized or national authorization procedures.
Centralized procedure
The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the European Medicines Agency, or EMA, that is valid in all EU Member States, as well as the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products with a new active substance indicted for other diseases, or products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA, is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee of Medicinal Products for Human Use, or the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding clock stops.
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
Under the above described procedures, before granting a marketing authorization, the EMA or the competent authorities of the EU Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
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
The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar medicinal product for the same indication as an authorized orphan product at any time if:
•the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior than the authorized orphan product;
•the marketing authorization holder for the authorized orphan product consents to a second orphan medicinal product application; or
•the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.
The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.
EU pediatric investigation plan
In the EU, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or the PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which a marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate extension, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
Post-Approval Controls

The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.

All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each Member State and can differ from one country to another.
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
Other healthcare laws
Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The Affordable Care Act, or the ACA, imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations were extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. Covered manufacturers must submit reports by the 90th day of each subsequent calendar year and the reported information is publicly made available on a searchable website.
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
Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.
Since its enactment, there have been judicial, administrative, executive and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.
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
•On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.
•On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the Inflation Act, into law, which, among other provisions, includes several measures intended to lower the cost of prescription drugs and related healthcare reforms. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services).
Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.
Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.
Human Capital
As of December 31, 2022, we had 227 full-time employees, of whom, 113 focus on driving forward research and development programs, 36 focus on commercial operations and 78 provide strategic business development, finance and other technical expertise, as well as general and administrative services. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We expect headcount growth to continue for the foreseeable future, particularly as we continue to develop our products and commercialization capabilities.
We believe our employees are among the most important assets to our company and are key to achieving our goals and expectations. Accordingly, we focus significant attention on attracting and retaining talented individuals. Our management teams and function leaders regularly review employee engagement and satisfaction surveys and monitor employee turnover rates.
Compensation and Benefits
We offer competitive compensation to attract and retain the best people. Our total compensation package includes market-competitive salary, bonuses, and equity. We offer full-time employees equity at the time of hire and through discretionary annual equity grants because we want them to have an ownership stake in the company and to be committed to our long-term success. We offer a wide range of benefits across areas such as health, family, finance, community, and paid time off, including healthcare and wellness benefits, a 401(k) plan, access to legal services, and parental leave.
Diversity and Inclusion
Diversity and inclusion are important parts of our culture. We are focused on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We created a number of employee resource groups to foster dialogue and engagement around dimensions of diversity, such as gender, ethnicity, sexual orientation, or other shared attributes, which we believe help build community and enable opportunities for development. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the company.
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
On September 17, 2019, we completed our initial public offering, or IPO, pursuant to which we issued and sold 10,350,000 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 1,350,000 additional shares of our common stock, at the public offering price of $18.00 per share, resulting in net proceeds of $169.7 million, after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the IPO, our outstanding convertible preferred stock automatically converted into shares of common stock.
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
During the twelve months ended December 31, 2022, we sold 2,247,500 shares of our common stock under an at-the-market offering program, or ATM Program, for gross proceeds of $69.7 million, less commissions and other fees of $1.9 million for net proceeds of $67.8 million. As of December 31, 2022, approximately $130.3 million remains available under the ATM Program.

On September 6, 2022, we entered into an expanded global, non-exclusive license and collaboration agreement with GSK, plc, formerly GlaxoSmithKline plc, or GSK, for nirogacestat in combination with belantamab mafodotin (belamaf) and, concurrent with the execution of such agreement, we entered into a stock purchase agreement, or the Stock Purchase Agreement, with an affiliate of GSK, Glaxo Group Limited, or GGL, under which GGL agreed to purchase from us in a private placement transaction 2,050,819 shares of our common stock for an aggregate purchase price of approximately $75.0 million, or $36.57 per share.

On September 7, 2022, we and certain accredited investors, or the Investors, entered into a securities purchase agreement pursuant to which we agreed to sell and issue to the Investors in a private placement transaction, or the Private Placement, an aggregate of 8,650,520 shares of our common stock at a purchase price of $26.01 per share. In connection with the Private Placement, we received gross proceeds of approximately $225 million, and after deducting commissions and offering costs, net proceeds were approximately $216.8 million.
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
COVID-19 pandemic
In December 2019, a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, was identified in Wuhan, China. On March 11, 2020, the World Health Organization designated the outbreak of COVID-19, the disease associated with SARS-CoV-2, as a global pandemic. This disease, including emerging variant strains of COVID-19, continues to spread in the areas in which we operate. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter- in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Starting at the onset of the COVID-19 pandemic, we initiated a number of business continuity measures to mitigate potential disruption to our operations and in order to preserve the integrity of our research and development programs. Our response has evolved over the course of the COVID-19 pandemic, and we have largely resumed normal operations. To date, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway; however, as a result of the COVID-19 pandemic, or any impacts of emerging variant strains of the COVID-19 virus, we may experience disruptions that could impact our research and development, and commercialization timelines and outcomes. We will continue to evaluate the impact of the ongoing COVID-19 pandemic, along with the impact of emerging variants, on our business. While the extent to which the ongoing COVID-19 pandemic impacts our future results will depend on future developments, the pandemic and associated impacts, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of emerging variant strains of the COVID-19 virus and the rollout of COVID-19 vaccines, all of which remain uncertain and difficult to predict, could result in a material impact to our business, prospects, future financial condition, results of operations and cash flows.

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
Risks related to our research and development
•Our business is highly dependent on the success of our lead product candidates, nirogacestat and mirdametinib, as well as the other product candidates in our pipeline. If we are unable to successfully complete clinical development of, obtain regulatory approval for, or commercialize, our product candidates, or if we experience delays in doing so, our business will be materially harmed.
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
•Although we have successfully completed the double-blind portion of our DeFi trial, a registrational Phase 3, global, randomized, double-blind, placebo-controlled clinical trial, whose open-label extension portion remains ongoing, we have limited experience completing registrational clinical trials, and we may be unable to do so for additional product candidates we may develop.
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
•Our existing and future collaborations are important to our business. If we are unable to maintain our existing collaborations or enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected. In addition, our collaborators have broad discretion in many aspects of their performance of collaboration activities and they may take actions with which we do not agree.
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
Risks related to government regulation
•We have been granted Orphan Drug Designation for nirogacestat and mirdametinib and may seek Orphan Drug Designation for other product candidates, but we may be unable to obtain or maintain such designation, or the benefits associated with such designation, including the potential for market exclusivity, which may negatively impact our financial performance.
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
•We currently do not have the internal research capabilities required to independently discover new product candidates, and we plan to execute our growth strategy, in part by identifying and in-licensing or acquiring additional product candidates that have been discovered and initially developed by others. We may not be successful in executing our growth strategy or such growth strategy may not deliver the anticipated results.
•Our current operations are concentrated in two locations, and we or the third parties upon whom we depend may be adversely affected by natural disasters, including those that may be related to climate change, or other unforeseeable or uncontrollable events, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
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

Company-specific material risk factors
Risks related to our research and development
Our business is highly dependent on the success of our lead product candidates, nirogacestat and mirdametinib, as well as the other product candidates in our pipeline. If we are unable to successfully complete clinical development of, obtain regulatory approval for, or commercialize, our product candidates, or if we experience delays in doing so, our business will be materially harmed.
Our future success and ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more product candidates. In July 2020, we announced full enrollment in our registrational Phase 3 clinical trial of nirogacestat and we announced the initiation of a potentially registrational Phase 2b clinical trial of mirdametinib in October 2019. In May 2022, we announced positive topline results from our Phase 3 clinical trial of nirogacestat, and in September 2022, we presented additional data from the Phase 3 trial at the European Society for Medical Oncology Congress. We submitted a New Drug Application, or NDA, for nirogacestat to the U.S. Food and Drug Administration, or FDA, in December 2022. In February 2023, the NDA filing was accepted by the FDA and granted priority review with an assigned Prescription Drug User Fee Action, or PDUFA, target action date of August 27, 2023. If either of our lead product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, including as a result of the ongoing COVID-19 pandemic, our development plans and business would be significantly harmed.
All of our other product candidates are in earlier stages of development and will require substantial additional investment for preclinical development, clinical development, regulatory review and approval in one or more jurisdictions.
We may not have the financial resources to continue the development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:
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
•unfavorable FDA, EMA, or comparable regulatory authority inspection and review of a clinical trial site;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our therapies in particular; or
•varying interpretations of data by the FDA, EMA, and comparable foreign regulatory authorities.
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
From time to time, we may publicly disclose interim topline or preliminary data from our clinical trials, such as the interim data updates from adult patients in the ReNeu trial, our Phase 2b clinical trial of mirdametinib announced in February 2021 and June 2021, and positive topline results from the double-blind portion of the DeFi trial and additional data from the DeFi trial, which were presented at the European Society for Medical Oncology Congress in September 2022. Interim updates are based on a preliminary analysis of then-available data, and the data and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, any topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, our interim data from the ReNeu trial reflected results from the first adult patients enrolled in the trial, but we have not yet reported final data from this trial across all patients, and those results may materially differ from our data in adults. Interim topline or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim topline or preliminary data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, interim data may not be predictive of the final results of the same study or the results of ongoing or future studies. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.
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
Although we have successfully completed the double-blind portion of our DeFi trial, whose open-label extension portion remains ongoing, we have limited experience completing registrational clinical trials, and we may be unable to do so for additional product candidates we may develop.
We will need to successfully complete registrational clinical trials in order to obtain the approval of the FDA, EMA or comparable foreign regulatory authorities to market any product candidates. Carrying out clinical trials, including later-stage registrational clinical trials, is a complicated process. Although we reported positive topline data from the double-blind portion of the DeFi trial in May 2022 and additional data from the DeFi trial at the European Society for Medical Oncology Congress in September 2022, which supported our NDA submission for nirogacestat in December 2022, which was accepted by the FDA in February 2023 and granted priority review with an assigned PDUFA target action date of August 27, 2023, as an organization, we have limited experience completing registrational clinical trials. We will need to continue to build and expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approval of any product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.
We expect to develop nirogacestat and mirdametinib, and potentially future product candidates, in combination with other therapies, and safety or supply issues with combination use products may delay or prevent development and approval of such product candidates.
We intend to develop nirogacestat and mirdametinib, and likely other future product candidates, in combination with one or more other approved or unapproved rational therapies to treat cancer or other diseases. For example, we are currently evaluating mirdametinib in combination with lifirafenib, BeiGene Ltd.’s, or BeiGene's, RAF dimer inhibitor, and nirogacestat in combination with several BCMA-directed therapies across modalities through our collaborations with industry leaders developing such therapies.
We will not be able to market and sell nirogacestat, mirdametinib or any product candidate we develop in combination with an unapproved rational therapy to treat cancer for a combination indication if that unapproved cancer therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved cancer therapies face the same risks described herein elsewhere with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in the clinical trials and lack of FDA approval.
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
For example, we are developing nirogacestat for the treatment of desmoid tumors and mirdametinib for the treatment of NF1-PN, both of which are rare diseases with small patient populations. As a result, although we have completed enrollment in our DeFi and ReNeu trials, we may encounter difficulties enrolling subjects in our other clinical trials for these product candidates due, in part, to the small size of these patient populations. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. In addition, in the case of mirdametinib, we may face difficulty with enrollment due to physician or patient perception of an adverse tolerability profile.
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
We depend upon third parties to conduct certain aspects of our preclinical studies and depend on third parties, including independent investigators, to conduct our clinical trials under agreements with universities, medical institutions, contract research organizations, or CROs, strategic partners and others. We expect to negotiate budgets and contracts with such third parties, which may result in delays to our development timelines and increased costs.
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
If any of our relationships with these third-party contract research organizations, or CROs, or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms.
Switching or adding additional CROs involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired development timelines. The ongoing COVID-19 pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they may face further disruption in light of resurgences of COVID-19 and emerging variant strains thereof, recent acceleration of the spread of more transmissible variants of COVID-19 in the areas in which we operate, stagnant vaccination rates and related factors, which may affect our ability to initiate and complete our preclinical studies and clinical trials. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
The manufacturing process for a product candidate is subject to FDA, EMA and comparable foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another manufacturer manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials.
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

In addition, we contract with packaging providers with the appropriate expertise, facilities and scale to meet our needs. Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact our ability to operate or lead to delays in clinical development programs. We believe that our current packaging contractors operate in accordance with cGMP, but we can give no assurance that FDA, EMA or comparable foreign regulatory authorities will not conclude that a lack of compliance exists. In addition, any delay in contracting for packaging services, or failure of the contract manufacturer to perform the services as needed, may delay clinical trials, registration and launches, which could negatively affect our business. The extent to which the ongoing COVID-19 pandemic impacts our ability to procure our preclinical and clinical trial product supplies will depend on the severity and duration of the spread of the virus (along with emergent variant strains thereof, recent acceleration of the spread of more transmissible variants of COVID-19 in the areas in which we operate and stagnant vaccination rates) and the actions undertaken to contain COVID-19 or treat its effects, and may cause delays. If our current third-party contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.
Our product candidates and any drugs that we may develop may compete with other product candidates and drugs for access to manufacturing facilities. There is no assurance we would be able to enter into similar commercial arrangements with other manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.
Despite entering into commercial manufacturing and supply agreements related to the supply of nirogacestat’s active pharmaceutical ingredient and finished nirogacestat drug product, we have not yet manufactured on a commercial scale, nor have we entered into commercial supply arrangements with respect to our other product candidates, and we expect to rely on third parties to produce and process commercial quantities of our product candidates, if approved.*
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for our product candidates. We have only limited manufacturing and supply agreements in place with respect to our product candidates. While we have agreements for the commercial supply of both nirogacestat’s active pharmaceutical ingredient and finished nirogacestat product, our supply arrangements for our other product candidates are limited to non-commercial, development-stage manufacturing and supply. As a result, we do not yet have long-term supply arrangements with respect to such other product candidates. To the extent that we enter into future manufacturing arrangements with third parties for commercial supply of our product candidates, if approved, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance.

Any performance failure on the part of our existing or future third-party manufacturers could delay clinical development, marketing approval, or commercial supply, including with respect to nirogacestat. If our current suppliers, or future third-party manufacturers, cannot perform as agreed, or if such contract manufacturers choose to terminate their agreements with us, we will be required to replace such manufacturers. We may incur added costs, delays, and difficulties in identifying and qualifying any such replacement manufacturer or in reaching an agreement with any such alternative manufacturers. We will also need to verify, such as through a manufacturing comparability study, that any new supplier will produce our product candidate or product according to the specifications previously submitted to the FDA, EMA or another comparable regulatory authority. In addition, changes in suppliers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new supplier. The delays associated with the verification of a new supplier or comparability of new manufacturing processes could negatively affect our ability to develop product candidates or commercialize our product in a timely manner or within budget.
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
Our existing and future collaborations are important to our business. If we are unable to maintain our existing collaborations or enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected. In addition, our collaborators have broad discretion in many aspects of their performance of collaboration activities and they may take actions with which we do not agree.
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

Under our collaboration agreement with BeiGene, the combination of mirdametinib and lifirafenib is being evaluated in a Phase 1b/2 clinical trial. Additionally, under our various collaboration agreements with industry leading BCMA-directed therapy developers, the combination of nirogacestat and the BCMA-directed therapy of each such developer is being evaluated in relapsed or refractory multiple myeloma patients. Under these existing collaboration arrangements, upon completion of the relevant clinical trials, we and our collaboration partners will have the opportunity to negotiate in good faith to provide for the expansion of the respective clinical collaboration and the potential establishment of a commercial relationship. However, our partners have no obligation to continue development of the combination products, regardless of the applicable clinical trial results. We also jointly formed MapKure, LLC, or MapKure, with BeiGene for the development of BGB-3245, and although we contribute to clinical development and other operational activities and have representation on MapKure’s board of directors and joint steering committee, we do not control the development process. MapKure may pursue a development plan that differs from our expectations, which may or may not be successful.
If our collaborations do not result in the successful discovery, development and commercialization of product candidates, or if one of our collaborators elects not to enter into collaboration agreements to pursue future development, we may not receive any future funding or milestone or royalty payments under such collaborations. Risks relating to product development, regulatory approval and commercialization described in this report may also apply to the activities of our collaborators.
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
Risks related to our intellectual property
We depend on intellectual property licensed from third parties, including from Pfizer, for our lead product candidates, and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
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
We are a party to license agreements pursuant to which we in-license key patents for our product candidates. At the time we began our operations in August 2017, we entered into four license agreements with Pfizer, three of which remain in effect, including a license agreement for each of our lead product candidates, nirogacestat and mirdametinib, both of which agreements were amended and restated in 2019. In addition, in 2021, we entered into a license for our TEAD inhibitor program with Katholieke Universiteit Leuven and the Flanders Institute for Biotechnology, as well as a license for a portfolio of epidermal growth factor receptor small molecule inhibitors with the Dana-Farber Cancer Institute. Each of our existing licenses imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. While we assigned the Pfizer license agreement covering our FAAH inhibitor program in connection with the sale of that program to Jazz Pharmaceuticals Ireland Limited, or Jazz, in October 2020, there can be no assurance that Jazz will comply with the terms of such license, which could result in its termination and our inability to recover that asset as a remedy for a potential material breach of Jazz’s obligations to us in connection with such sale.
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
Risks related to government regulation

We have been granted Orphan Drug Designation for nirogacestat and mirdametinib and may seek Orphan Drug Designation for other product candidates, but we may be unable to obtain or maintain such designation, or the benefits associated with such designation, including the potential for market exclusivity, which may negatively impact our financial performance.
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
U.S. patents covering nirogacestat as a composition of matter have a statutory expiration date in 2025, U.S. patents that cover polymorphic forms of nirogacestat, including the form that is currently in clinical development, expire in 2039, and a U.S. patent that covers pharmaceutical compositions expires in 2042, in each case, not including patent term adjustment or any regulatory extensions, with foreign counterparts pending. Four U.S. patents that cover polymorphic forms of mirdametinib, including the form that is currently in clinical development, methods of treatment with the polymorphic forms, and a U.S. patent that covers pharmaceutical compositions expire in 2041, in each case not including any regulatory extensions, with foreign counterparts pending. Notwithstanding expected patent life, if orphan drug exclusivity does not protect these products from competition, our business and financial condition could be materially adversely affected. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our future product candidates, we may never receive such designations.

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
As of December 31, 2022, we had 227 full-time employees. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, clinical, manufacturing, medical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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

We are currently building our commercialization capabilities to allow us to market our product candidates, if approved, either alone or in combination with others. Establishing commercialization capabilities will require substantial investment of time and money and may divert significant management focus and resources. In addition, we will be competing with larger biopharmaceutical and biotechnology companies with established commercialization and marketing capabilities as we seek to recruit suitable personnel. Accordingly, there can be no assurance that our efforts to set up commercialization capabilities will be successful.
We currently do not have the internal research capabilities required to independently discover new product candidates, and we plan to execute our growth strategy, in part by identifying and in-licensing or acquiring additional product candidates that have been discovered and initially developed by others. We may not be successful in executing our growth strategy or such growth strategy may not deliver the anticipated results.
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
Our current operations are concentrated in two locations, and we or the third parties upon whom we depend may be adversely affected by natural disasters, including those that may be related to climate change, or other unforeseeable or uncontrollable events, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
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
We have incurred significant net losses in each reporting period since our inception. To date, we have financed our operations principally through equity financings. We have derived all of our revenue and deferred revenue from the nonrefundable upfront payment we received under the Jazz asset purchase and license agreement and from the non-exclusive license and collaboration agreement with GlaxoSmithKline. We do not have any products approved for commercial sale or sources of recurring revenue. If our product candidates are not successfully developed and approved, we may never generate any revenue from them. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each annual period since our inception. Our net losses were $277.4 million, $173.9 million and $45.6 million for the fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. As of December 31, 2022 and December 31, 2021, we had an accumulated deficit of $569.9 million and $292.5 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, seek regulatory approvals for, and prepare for commercialization of, our product candidates, including our lead product candidates, nirogacestat and mirdametinib, and any future product candidates.
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
To become and remain profitable, we or any potential future collaborators must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, obtaining reimbursement approval, marketing and selling products for which we may obtain marketing approval and satisfying any post-

marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause stockholders to lose all or part of their investment. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.
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
Although we announced topline results from the DeFi trial, a registrational Phase 3 clinical trial of nirogacestat, in May 2022 and presented additional data from the DeFi trial at the European Society for Medical Oncology Congress in September 2022, which data supports our December 2022 NDA submission that was accepted by the FDA in February 2023 and granted priority review with an assigned PDUFA target action date of August 27, 2023, we have not yet demonstrated the ability to successfully obtain regulatory approval for any product candidate, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, or other known or unknown factors and risks that may be infrequent or unique.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development and clinical trials of our product candidates to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of December 31, 2022, we had $597.0 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development and obtain regulatory approval of our product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
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
If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the foregoing events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
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
Our executive officers, directors and their affiliates and holders of more than 5% of our common stock beneficially hold, in the aggregate, as of December 31, 2022, approximately 62.8% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are in their best interest as one of our stockholders.
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
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors; and
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and the authority of the board of directors to issue convertible preferred stock on terms determined by the board of directors without stockholder approval and which convertible preferred stock may include rights superior to the rights of the holders of common stock.
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
We do not know whether any of our ongoing or planned clinical trials, including trials for our combination therapies using nirogacestat and mirdametinib, will be completed on schedule, if at all, or, in some cases, whether such clinical trials will begin.
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
•the potential impact that sanctions and other measures being imposed in response to the Russia-Ukraine conflict, or the global business disruption caused by the conflict, may have on revenue and supply chain;
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
Even if we are successful in obtaining marketing approval, commercial success of any approved products will also depend in large part on the availability of coverage and adequate reimbursement from third-party payors, including government payors such as the Medicare and Medicaid programs, and managed care organizations in the U.S. or country specific governmental organizations in foreign countries, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors were not to provide coverage and adequate reimbursement for our products once approved, market acceptance and commercial success would be reduced.
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
If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. For example, a prior Phase 2 clinical trial of mirdametinib was terminated and enrollment in the Phase 2 portion of a Phase 1/2 clinical trial was halted as a result of adverse events observed at doses of mirdametinib of 15 mg twice daily, or BID, or above using both intermittent and continuous dosing schedules. These adverse events included ocular disorders (visual disturbances, blurred vision and retinal vein occlusion), nervous system disorders (confusion, slowed ideation, slurred speech and hallucinations), musculoskeletal and connective tissue disorders (general weakness and neck muscle weakness associated with mild and moderate elevations in creatine phosphokinase) and cardiac disorders (decreased left ventricular ejection fraction and congestive heart failure). Although these doses were significantly higher than the maximum allowable dose of 4 mg BID in our ongoing Phase 2b clinical trial of mirdametinib in NF1-PN, we plan to treat patients in this trial for a period of up to 24 months, which would be longer than any subjects have been treated with mirdametinib in prior trials. In our ongoing Phase 2b clinical trial, we may observe adverse events similar to those that were seen at higher doses of mirdametinib in prior clinical trials owing to the potentially increased duration of treatment, or other factors. In addition, this trial’s enrollment includes pediatric NF1-PN patients. There is limited safety data of mirdametinib in children under the age of 16 and it is possible that there may be unanticipated adverse events observed in this patient population.
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
•the efficacy and potential advantages compared to other treatments;
•the ability to offer our products, if approved, for sale at competitive prices;
•the convenience and ease of administration compared to other treatments;
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

Moreover, we have not yet manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates if approved. We may make changes as we work to optimize our manufacturing processes, but we cannot be sure that even minor changes in our processes will result in therapies that are safe, effective and approved for commercial sale.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
We face an inherent risk of product liability as a result of testing our product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
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
•inability to commercialize any product candidate, if approved; and
•a decline in our stock price.
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
Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is affected by the extent to which we have rights under valid and enforceable patents that cover these activities. If our patents expire, or we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. Our current composition of matter patents covering nirogacestat and mirdametinib, were licensed from Pfizer in connection with the formation of our company. U.S. patents covering nirogacestat as a composition of matter have a statutory expiration date in

2025, U.S. patents that cover polymorphic forms of nirogacestat, including the form that is currently in clinical development, expire in 2039, and a U.S. patent that covers pharmaceutical compositions expire in 2042, in each case, not including patent term adjustment or any regulatory extensions, with foreign counterparts pending. Four U.S. patents that cover polymorphic forms of mirdametinib, including the form that is currently in clinical development, methods of treatment with the polymorphic forms and a U.S. patent that covers pharmaceutical compositions expire in 2041, in each case not including any regulatory extensions, with foreign counterparts pending. Our earliest patents may expire before, or soon after, either product candidate achieves marketing approval in the U.S. or foreign jurisdictions. Upon the expiration of the current patents, we currently intend to rely on orphan drug exclusivity to market our lead products. Once the patent life has expired, we may be open to competition from competitive products, including generics. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. The expiration of the patents covering our lead product candidates, and our inability to secure additional patent protection, could also have a material adverse effect on our business, results of operations, financial condition and prospects.
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
We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office, or EPO, or other foreign patent offices. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other foreign patent offices, then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.
In addition, because some patent applications in the U.S. may be maintained in secrecy until the patents are issued, patent applications in the U.S. and in many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by issued patents or any pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors also may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our patents or any patent applications, which could require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned by or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the U.S. If we or one of our licensors is a party to an interference proceeding involving a U.S. patent application on inventions owned by or in-licensed to us, we may incur substantial costs, divert management’s time and expend other resources, even if we are successful.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA in the U.S., the EMA in the European Union, or EU, and comparable foreign regulatory authorities. We are not permitted to market any product in any jurisdiction until we receive marketing approval from the appropriate regulatory authority. Aside from the NDA we submitted to the FDA in December 2022 for nirogacestat for the treatment of adults with desmoid tumors, accepted by the FDA in February 2023 and granted priority review with an assigned PDUFA target action date of August 27, 2023, we have not previously submitted an NDA to the FDA, an MAA to the EMA or similar marketing application to comparable foreign regulatory authorities. In the U.S., an NDA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. An NDA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-approval inspection.
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
•the availability of materials or manufacturing slots for the products needed for our clinical trials, as a result of the ongoing conflict between Russia and Ukraine and resulting heightened economic sanctions from the U.S., which could lead to delays in these trials; We could face higher costs or reduced availability of supplies, materials, components, or services for product candidates in the U.S., the European Union, and other jurisdictions;
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
Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, or AKS, and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:
•the AKS, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or the specific intent to violate it. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA;
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
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact, or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the AKS, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or the specific intent to violate it;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their respective business associates, independent contractors that perform services for covered entities that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and
•the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended, or ACA, and its implementing regulations, which require some manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, of the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations were extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified-nurse midwives).

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and, if we fail to comply with an applicable state law requirement, we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In addition, some states have passed laws that require medical device companies to comply with guidance issued by the HHS Office of Inspector General and the Advanced Medical Technology Association.
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
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA may also require a risk evaluation and mitigation strategies, or REMS, program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.
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
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Certain endpoint data we hope to include in any approved product labeling also may not make it into such labeling, including exploratory or secondary endpoint data such as patient-reported outcome measures, which could impact our ability to promote products for which we obtain approval. The policies of the FDA, EMA and comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. Patients are unlikely to use our product candidates, once approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average manufacturer price, average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.
Moreover, increasing efforts by governmental and other third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices.
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
We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals or clearances of our product candidates, if any, may be.
In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.
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
Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.
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
Prior to the Biden administration, on October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The former Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business.
In addition, CMS published a final rule that would give states greater flexibility as of 2020 in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted.
•The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year.
•On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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

•The Consolidated Appropriations Act of 2021, extended the suspension period to March 31, 2021. An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, signed into law on April 14, 2021, extended the suspension period to December 31, 2021.

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

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), which was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021 and the petition was granted on July 2, 2021. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals' decision, holding that HHS's 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful. We continue to review developments impacting the 340B program.

In 2020, former President Trump announced several executive orders related to prescription drug pricing that sought to implement several of the former administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule.

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

Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America's (PhRMA) motion for summary judgment invalidating the accumulator adjustment rule.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. During the ongoing COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
In addition, in most foreign countries, including the European Economic Area, or EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-

priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected. Moreover, if the current conflict between Russia and Ukraine expands into the region, there is the potential for us to face higher costs or reduced availability of materials or manufacturing slots for product candidates in the EU and other jurisdictions.
We may incur substantial costs in our efforts to comply with evolving global data protection laws and regulations, and any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.
We collect, store, process and transmit sensitive data, including legally protected health information, or PHI, personally identifiable information, intellectual property and proprietary business information. As we seek to expand our business, we are, and will increasingly become, subject to numerous state, federal and foreign laws, regulations and standards, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information in the jurisdictions in which we operate. In many cases, these laws, regulations and standards apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries and other parties with which we have commercial relationships. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that will materially and adversely affect our business, financial condition and results of operations. The regulatory framework for data privacy, data security and data transfers worldwide is rapidly evolving, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business, and as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Failure to comply with any of these laws and regulations could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business.

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California State Attorney General submitted final regulations for review on June 2, 2020, which were finalized and are now effective. The California State Attorney General has commenced enforcement actions against violators as of July 1, 2020. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA, which became effective on January 1, 2023, creates additional obligations with respect to processing and storing personal information. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Four other states have passed comprehensive privacy laws and other U.S. states also are considering omnibus privacy legislation. While the CCPA and CPRA contain an exception for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business.

In addition to our operations in the U.S., which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal information, we may seek to conduct clinical trials in EEA and may become subject to additional European data privacy laws, regulations and guidelines. In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR [may] increase[d] our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

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
If we further expand our operations outside of the U.S., we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of any foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
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
Risks related to managing business and operations
Public health outbreaks, epidemics and pandemics, such as the ongoing COVID-19 pandemic, could adversely impact our business, including our preclinical studies and clinical trials.
Public health outbreaks, epidemics and pandemics could adversely impact our business. For example, the novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, identified in Wuhan, China in December 2019, and the resulting disease from SARS-CoV-2, or COVID-19, has become a global pandemic. This disease, including recent acceleration of the spread of more transmissible variants of COVID-19, continues to spread in the areas in which we operate. The pandemic and government measures taken in response have had a significant impact, both directly and indirectly, on businesses and commerce throughout the world generally: worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. While, as of the date of this report, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway, as a result of the pandemic, including the impact of emerging variant strains of the COVID-19 virus, including the recent acceleration of the spread of the more transmissible variant strains in the areas in which we operate, and the availability and utilization of COVID-19 vaccines, and with respect to any future epidemics, all of which remain uncertain and difficult to predict, we may continue to experience disruptions that could severely impact research and development, and commercialization timelines and outcomes, including, but not limited to:

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

•limitations on employee resources that would otherwise be focused on the conduct of our research and development activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
•interruptions or limitations of the types described affecting our service providers and collaboration partners, including contract research organizations running clinical trials and collaboration partners sponsoring clinical trials in which we are supplying our product candidates or otherwise participating.

Since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and some of these vaccines later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 pandemic continues to evolve, including the recent acceleration of the spread of the more transmissible variants of COVID-19 in the areas in which we operate, and the continuing and long-term impacts are difficult to predict. While the negative effects of the pandemic appear to be lessening and vaccines have been widely distributed and continue to be distributed in the U.S., numerous other countries have not developed or distributed vaccines at all or on widespread bases, and, therefore, may continue to see widespread impact of the COVID-19 virus. The negative economic impacts on economies generally, resulting volatility in the stock market, and the negative impact on many industries, the workforce and retailers continue to be felt. Additionally, there have emerged numerous variant strains of the COVID-19 virus, and there is a possibility that the vaccines we currently have available will not be protective against such variant strains, as well as concerns around stagnant vaccination rates, recent acceleration of the spread of more transmissible variants of COVID-19 in the areas in which we operate, and related factors which continue to impede progress toward the return to pre-pandemic activities and levels of consumer confidence. The extent to which the current pandemic and any potential future resurgences or outbreaks impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread and distribution of the disease, the duration of the pandemic, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, the success of treatments and vaccines designed to combat the COVID-19 virus and the effectiveness of other actions taken in the U.S. and other countries to diagnose, contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business and development activities in the manner and on the timelines presently planned could be materially and negatively impacted. There can be no assurance that any such disruptions or delays will not materially adversely impact our business, results of operations, access to financial resources and our financial condition.
If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to pursue our business strategy will be impaired, could result in loss of markets or market share and could make us less competitive.
Our ability to compete in the highly competitive biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Saqib Islam, our Chief Executive Officer, Frank Perier, our Chief Financial Officer, Bhavesh Ashar, our Chief Commercial Officer, Badreddin Edris, our Chief Operating Officer, L. Mary Smith, our Chief Development Officer, and James Cassidy, our Chief Medical Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements for these individuals, could harm our business.
Competition for skilled personnel in our industry is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, in a timely manner or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity incentive awards that vest over time, and from time to time we will consider additional forms of incentives given then-prevailing company circumstances and market conditions. The value to employees of restricted stock units and awards and stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams are at-will employees and may terminate their employment with us on short notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Given the stage of our programs and our plans to expand operations, our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior personnel across our organization.
Our business could be negatively affected by cyber security threats.
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
We are increasingly dependent on critical, complex, and interdependent information technology (IT) systems and data to operate our business. Any failure, inadequacy, interruption, or security lapse of that technology, including security attacks, incidents, and/or breaches, could harm our ability to operate our business effectively.
We have outsourced significant parts of our IT and business infrastructure to third-party providers, and we currently use these providers to perform critical IT and business services for us. We are therefore vulnerable to cybersecurity attacks and incidents on the associated networks and systems, whether they are managed by us directly or by the third parties with whom we contract, and we have experienced and may in the future experience such cybersecurity threats and attacks. In the context of the ongoing COVID-19 pandemic, the risk of such threats and attacks increased, as virtual and remote working became more widely used, and sensitive data is accessed by employees working in less secure, home-based environments. The way we work continues to have and will likely continue to contain a significant remote component in most aspects of the business and we will continue to factor this into our cybersecurity risk management strategy. In addition, due to our reliance on third-party providers, we have experienced and may in the future experience interruptions, delays, or outages related to IT service availability due to a variety of factors outside of our control, including technical failures, natural disasters, fraud, or security attacks experienced by or caused by these third-party providers. Interruptions in the service provided by these third-party providers could affect our ability to perform critical tasks.
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
We could be subject to risks caused by misappropriation, misuse, leakage, falsification, or intentional or accidental disclosure or loss of information maintained in the information systems and networks of our company, including personal information of our personnel. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or personnel of our vendors to disclose sensitive information to gain access to our data. Like other companies, we have on occasion, and will continue to experience, threats to our data and systems, including malicious codes and viruses, and other security incidents, breaches, and attacks. The number and complexity of these threats continue to increase over time. Although we have experienced some of the events described above, to date, they have not had a material impact on our operations. Still, the occurrence of any of the events described above in the future could disrupt our business operations and result in enforcement actions or liability, including potential fines and penalties, claims for damages, and shareholder litigation.

Security incidents could also include supply chain attacks which, if successful, could cause a delay in the manufacturing of our product or drug candidates. Our key business partners face similar risks, and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies could heighten these and other operational risks, and any failure by cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks, could disrupt our operations and result in misappropriation, corruption, or loss of confidential or proprietary information.
Finally, as we increase our commercial activities and our brand becomes more widely known and recognized, we may become a more attractive target for malicious third parties. If a material breach of our security or that of our third-party providers occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information assets and/or information systems. We could also be required to change third-party providers and/or products at significant cost. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. Any breach of our security measures by third-party actions, employee negligence and/or error, malfeasance, defects, or compromise of the confidentiality, integrity or availability of our data could result in:
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
As of December 31, 2022, we had federal, state and city net operating loss carryforwards of $368.3 million, $260.9 million and $3.7 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards generated 2018 through 2022 of $364.0 million will be limited to offset 80% of taxable income for an indefinite period of time, until fully utilized. Federal net operating loss carryforwards of $4.3 million reported in 2017, and the state and city net operating loss carryforwards expire at various dates through 2040. We also have federal tax credits of $22.7 million, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various dates beginning in 2038.
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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the U.S. and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. In addition, regarding the current Russia-Ukraine conflict, while we do not have any clinical trial sites or operations in Ukraine or Russia, if the current conflict expands into the region continues, resulting heightened economic sanctions from the U.S. and the international community, in addition to environmental regulations, could limit our ability to procure or use certain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, in recent months, we have observed increased economic uncertainty in the U.S. and abroad. A severe or prolonged economic downturn (including inflation or uncertainty caused by political violence and chaos) could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the U.S., possibly resulting in supply disruption, including lack of renewals. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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
The price of our stock is and may continue to be volatile, and stockholders could lose all or part of their investment.
The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and often unrelated or disproportionate to our financial performance, including limited trading volume. In addition to the factors discussed in this “Risk factors” section and elsewhere in this report, these factors include:
•the completion of our ongoing registrational clinical trial for nirogacestat and the commencement, enrollment, or results of our potentially registrational clinical trial for mirdametinib;
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

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations resulting from the ongoing COVID-19 pandemic and other macroeconomic factors (including the Russia-Ukraine conflict) and have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock does not exceed a stockholder's purchase price, such stockholder may not realize any return on their investment in us and may lose some or all of their investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2022, we had 62,423,129 shares of common stock outstanding, of which 893,713 shares are restricted shares subject to future vesting.
As of December 31, 2022, approximately 62.8% of our shares of common stock are beneficially held by directors, executive officers and holders of more than 5% of our common stock and will be subject to certain limitations of Rule 144 under the Securities Act.
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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board (United States) or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our headquarters are located in Stamford, Connecticut, where we have leased approximately 24,000 square feet of office space under a lease that expires in April 2028, with two five-year renewal options or one ten-year renewal option. Our development operations are based in Durham, North Carolina, where we have leased approximately 10,350 square feet of office space under a lease that expires in 2023, with two five-year renewal options. We believe that our current and planned facilities are adequate to meet our needs for the foreseeable future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

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
Holders of our Common Stock
As of February 22, 2023, there were approximately 168 shareholders of record of our common stock.
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
The following graph shows the value of an investment of $100 from September 13, 2019, or the date our common stock commenced trading on The Nasdaq Global Select Market, through December 31, 2022, in our common stock, the Standard & Poor’s 500 Index (S&P 500), the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

Comparison of 40 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2022
400
350
300
250
200
150
100
50
0
9/13/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
Springworks Therapeutics, Inc.
S&P 500
Nasdaq Biotechnology
Nasdaq Composite

Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities
None.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Selected financial data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, or Annual Report. Unless the context otherwise requires, all references to "we," "us," "our," "SpringWorks," or the "Company" refer to SpringWorks Therapeutics, Inc., together with its subsidiaries. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties.We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Annual Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Annual Report, including under Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements”. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
Overview
We are a clinical-stage biopharmaceutical company applying a precision medicine approach to acquiring, developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. We have a differentiated portfolio of small molecule targeted oncology product candidates and are advancing two late- stage clinical trials, one registrational and one potentially registrational, in rare tumor types, as well as several other programs addressing highly prevalent, genetically defined cancers. Our strategic approach and operational excellence across research, translational science, and clinical development have enabled us to rapidly advance our two lead product candidates into late-stage clinical trials, enabling a New Drug Application, or NDA, submission for one such candidate in December 2022 that was accepted by the FDA in February 2023 and granted priority review with an assigned Prescription Drug User Fee Act, or PDUFA, target action date of August 27, 2023, while simultaneously entering into multiple shared-value partnerships with industry leaders to expand our portfolio. From this foundation, we are continuing to build a differentiated fully-integrated biopharmaceutical company intensely focused on understanding patients and their diseases in order to develop transformative targeted medicines.
As described in Part I, Item 1. "Business," we currently have three product candidates in clinical development. Refer to Part I, Item 1. "Business" for a summary of our clinical programs.
On September 7, 2022, we and certain accredited investors, or the Investors, entered into a securities purchase agreement pursuant to which we agreed to sell and issue to the Investors in a private placement transaction, or the Private Placement, an aggregate of 8,650,520 shares of our common stock, par value $0.0001 per share, at a purchase price of $26.01 per share. Upon closing of the Private Placement, we received gross proceeds of approximately $225 million, and after deducting commissions and offering costs, net proceeds were approximately $216.8 million. In connection with the Private Placement, we and the Investors also entered into a registration rights agreement providing for the registration for resale of the shares of our common stock. The shares were registered for resale pursuant to our registration statement on Form S-3, or the Registration Statement, filed with the SEC on October 6, 2020, and the prospectus supplement relating to the shares, filed with the SEC on September 26, 2022.
On September 6, 2022, we entered into an expanded global, non-exclusive license and collaboration agreement with GSK, or the GSK License Agreement, for nirogacestat in combination with either belantamab mafodotin (belamaf), or with any other cytotoxic antibody-drug conjugate targeting B-cell maturation antigen, or BCMA, derived from belantamab that is controlled by GSK, either alone as a combination therapy, or together with other pharmaceutical agents. Concurrent with the execution of the GSK License Agreement, we entered into a stock purchase agreement, or the Stock Purchase Agreement, with an affiliate of GSK, Glaxo Group Limited, or GGL, under which GGL purchased 2,050,819 shares of our common stock, par value $0.0001 per share, in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement. We are also eligible to receive up to $550.0 million in additional payments based on reaching certain development and commercial milestones. We retain full commercial rights to nirogacestat. Additionally, we will continue to supply nirogacestat for future belamaf clinical trials and will seek to make nirogacestat commercially available in markets where approval has been sought by GSK for combination with belamaf. GSK will continue to fund all development costs, except for those related to the supply of nirogacestat and certain expenses related to intellectual property rights.
On February 25, 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million, or the Shares, from time to time through Cowen as our sales agent. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Cowen may sell the Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time, subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any Shares under the Sales Agreement. We or Cowen may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. In August 2022, we sold 2,247,500 shares of Common Stock under this at-the-market offering program, or ATM Program, for gross proceeds of $69.7 million, less commissions of $1.9 million for net proceeds of $67.8 million. As of December 31, 2022, approximately $130.3 million remains available under the ATM Program.

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
To date, we have derived all of our revenue and deferred revenue from the nonrefundable upfront payment we received under the asset purchase and exclusive license agreement with Jazz Pharmaceuticals Ireland Limited, or Jazz, the Jazz Agreement, and from the GSK License Agreement. We do not have any products approved for commercial sale or sources of recurring revenue. We had cash, cash equivalents and available-for-sale marketable securities of $597.0 million and $432.7 million as of December 31, 2022 and December 31, 2021, respectively. Since inception, we have funded our operations primarily with proceeds from the sale of our securities including net proceeds of $269.5 million from our follow-on financing in October 2020, net proceeds of $67.8 million from the ATM program in August 2022, gross proceeds of approximately $75.0 million from the Stock Purchase Agreement entered into concurrently with the GSK License Agreement in September 2022 and net proceeds of $216.8 million from the Private Placement in September 2022. We believe that our cash, cash equivalents and marketable securities will enable us to fund our operational expenses and capital expenditure requirements into 2026.
Since inception, we have incurred significant operating losses. Our net losses were $277.4 million, $173.9 million, and $45.6 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively. We had an accumulated deficit of $569.9 million and $292.5 million as of December 31, 2022 and December 31, 2021, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•advance the development of our lead product candidates, nirogacestat and mirdametinib, through late-stage clinical trials, including registrational clinical trials and potentially for other indications;

•establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with third parties;
•advance our development programs for our other product candidates through preclinical and clinical development and into later-stage clinical development;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•invest in or in-license other technologies or product candidates for further preclinical and clinical development;
•hire additional personnel, including clinical, quality control, scientific, medical, business development, finance and other technical personnel, and continue to build our infrastructure;
•expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing, business development and commercialization efforts and our operations as a public company;
•maintain, expand and protect our intellectual property portfolio.
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
In August 2017, we entered into a license agreement, or the Mirdametinib License Agreement, with Pfizer, collectively with the Nirogacestat License Agreement referred to as the “Pfizer License Agreements”, pursuant to which we acquired exclusive worldwide rights to mirdametinib. We subsequently amended the Mirdametinib License Agreement in August of 2019 with regard to certain provisions relating to intellectual property. Pursuant to the Mirdametinib License Agreement, as amended, we are required to pay Pfizer up to an aggregate of $229.8 million upon achievement of certain commercial milestone events. We will pay Pfizer tiered royalties on sales of mirdametinib at percentages ranging from the mid-single digits to the low 20s, which may be subject to deductions for expiration of valid claims, amounts due under third-party licenses and generic competition.
TEAD license agreement
In May 2021, we entered into an exclusive worldwide license agreement with Katholieke Universiteit Leuven, or KU Leuven, and the Flanders Institute for Biotechnology, or VIB, pursuant to which we in-licensed a portfolio of novel small molecule inhibitors of the TEA Domain, or TEAD, family of transcription factors, designed for the potential treatment of biomarker-defined solid tumors driven by aberrant Hippo pathway signaling. Under the terms of the agreement, we made an upfront payment of $11 million to KU Leuven and VIB. Pursuant to the terms of the agreement, KU Leuven and VIB are also eligible to receive up to $285 million in development, regulatory and commercial milestones, and tiered single-digit percentage royalties based on any future net sales of products developed based on the in-licensed technology.
EGFR license agreement
In October 2021, we entered into an exclusive worldwide license agreement with Dana-Farber and a sponsored research agreement with Stanford Medicine, or Stanford, for a portfolio of novel small molecule inhibitors of Epidermal Growth Factor Receptor, or EGFR, designed for the treatment of EGFR-mutant cancers. Under the terms of the license agreement with Dana-

Farber, we made an upfront payment to Dana-Farber and Dana-Farber will be eligible to receive development and commercial milestones and royalties based on any future net sales generated based on the in-licensed technology.
Concurrent with the execution of the license agreement with Dana-Farber, we entered a multi-year sponsored research agreement with Stanford to fund continued research and development in a laboratory at Stanford Medicine as well as collaborating laboratories at Dana-Farber. The sponsored research agreement with Stanford is intended to support lead optimization and translational biology efforts as the EGFR inhibitor portfolio advances towards development candidate nomination. Pursuant to the sponsored research agreement, we have been granted the option to negotiate for licenses to further intellectual property which might arise from performance of the sponsored research.
BeiGene clinical collaboration agreement
In August 2018, we entered into a clinical collaboration agreement with BeiGene, Ltd., or BeiGene, to evaluate the safety, tolerability and preliminary efficacy of combining lifirafenib and mirdametinib in a Phase 1b clinical trial for patients with advanced or refractory solid tumors. Pursuant to the agreement, each party is solely responsible for its costs associated with manufacturing and supply of its compound for the clinical trial. We and BeiGene share equally the other costs associated with the clinical trial.
GSK expanded non-exclusive license and collaboration agreement
In September 2022, we announced an expansion of our ongoing, non-exclusive clinical collaboration with GSK, which originally commenced in June 2019. The announcement coincided with our entry into the GSK License Agreement for the potential continued development and commercialization of nirogacestat in combination with either belamaf, GSK’s antibody-drug conjugate, or ADC, targeting BCMA or any other cytotoxic ADC targeting BCMA derived from belantamab that is controlled by GSK, either alone as a combination therapy, or together with other pharmaceutical agents.
Pursuant to the terms of the GSK License Agreement and concurrent with the execution of such agreement, we entered into the Stock Purchase Agreement, under which GGL purchased 2,050,819 shares of our common stock in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of our common stock for a specified 30-day period prior to entering into the Stock Purchase Agreement.
Under the terms of the GSK License Agreement, we are also eligible to receive up to $550.0 million in additional payments, if certain development and commercial milestones are met. We continue to retain full commercial rights to nirogacestat. Additionally, SpringWorks will supply nirogacestat for future belamaf clinical trials and will seek to make nirogacestat commercially available in markets where approval has been sought by GSK for a combination with belamaf. GSK will continue to fund all development costs, except for those related to the supply of nirogacestat and certain expenses related to intellectual property rights.
Other clinical collaboration agreements related to nirogacestat and BCMA-directed therapy combination development

In addition to the GSK Collaboration Agreement, we have entered into several other clinical trial collaboration and supply agreements with industry partners to evaluate nirogacestat in combination with BCMA-directed therapies of various modalities, including CAR T-cell therapies, bispecific antibodies and monoclonal antibodies, in patients with relapsed or refractory multiple myeloma.

Each partner is responsible for administering the clinical trial to evaluate its respective BCMA-directed therapy in combination with nirogacestat and is responsible for all costs associated with the direct conduct of the clinical trial, other than the manufacture and supply of nirogacestat and certain expenses related to intellectual property rights. Each collaboration is managed by a joint committee by us and the respective partners.

Unless earlier terminated, each collaboration agreement will expire upon completion of the analyses contemplated by the clinical trial. Either we or the respective party may terminate the collaboration agreement for other reasons specified within the collaboration agreement.
Jazz Pharmaceuticals asset purchase and exclusive license agreement
In October 2020, we and Jazz announced the Jazz Agreement, pursuant to which Jazz acquired our fatty acid amide hydrolase, or FAAH, inhibitor program including PF-04457845. Jazz made an upfront payment of $35 million to us with potential future payments of up to $375 million based upon the achievement of certain clinical development, regulatory, and commercial milestones. In addition, Jazz is obligated to pay us sales-based royalties on future net sales of PF-04457845.

See “Business—License and collaboration agreements” for more information on our license and collaboration agreements.
COVID-19 Impact
In December 2019, a novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, was identified in Wuhan, China. On March 11, 2020, the World Health Organization designated the outbreak of COVID-19, the disease associated with SARS-CoV-2, as a global pandemic. The disease, including emerging variant strains of COVID-19, continues to spread in the areas in which we operate. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Starting at the onset of the COVID-19 pandemic, we initiated a number of business continuity measures to mitigate potential disruption to our operations and in order to preserve the integrity of our research and development programs. Our response has evolved over the course of the COVID-19 pandemic, and we have largely resumed normal operations. To date, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway; however, as a result of the COVID-19 pandemic, or any impacts of emerging variant strains of the COVID-19 virus, stagnant vaccination rates and related factors, we may experience disruptions that could impact our research and development and commercialization timelines and outcomes. We will continue to evaluate the impact of the ongoing COVID-19 pandemic, along with the impact of emerging variants, on our business. While the extent to which the ongoing COVID-19 pandemic impacts our future results will depend on future developments, the pandemic and associated impacts, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of emerging variant strains of the COVID-19 virus and the rollout of COVID-19 vaccines, all of which remain uncertain and difficult to predict, could result in a material impact to our business, prospects, future financial condition, results of operations and cash flows.
Components of our results of operations
Revenue
To date, we have derived all of our revenue and deferred revenue from the nonrefundable upfront payment we received under the Jazz Agreement and from the GSK License Agreement. We have not generated any commercial revenue from the sale of products. If our development efforts for our current product candidates or additional product candidates that we may develop in the future are successful and can be commercialized, we may generate revenue in the future from sales of approved products. In addition, we may enter into collaboration and license agreements from time to time that provide for certain payments due to us. Accordingly, we may generate revenue from such collaboration or license agreements in the future.
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
We expect our research and development expenses to increase for the foreseeable future as we continue to invest in activities related to developing our product candidates and our preclinical programs, and as certain product candidates advance into later stages of development, including nirogacestat, for which we submitted an NDA in December 2022, and the ReNeu trial, our potentially registrational Phase 2b clinical trial of mirdametinib. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the continued development of our product candidates and expand operations to support the organization, including commercialization.
Interest and other income
Interest and other income consists primarily of interest income. Interest income consists of interest earned on our cash, cash equivalents and available-for-sale marketable securities.
Equity investment loss
The equity investment loss represents our share of the losses from the MapKure investment, which is accounted for using the equity method of accounting.
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
As of December 31, 2022, we have federal, state and city net operating loss carryforwards of $368.3 million, $260.9 million and $3.7 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards generated 2018 through 2022 of $364.0 million, will be available to offset 80% of taxable income for an indefinite period of time, until fully utilized. Federal net operating loss carryforwards of $4.3 million reported in 2017, and the state and city net operating loss carryforwards expire at various dates through 2040. We also have federal tax credits of $22.7 million, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various dates beginning in 2038.
Results of operations
Comparison of the Years Ended December 31, 2022 and December 31, 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and December 31, 2021.

	Twelve Months Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$146,122	$101,676	$44,446	44%
General and administrative	134,552	71,792	62,760	87%
Total operating expenses	280,674	173,468	107,206	62%
Loss from operations	(280,674)	(173,468)	(107,206)	62%
Interest and other (expense) income:
Other (expense) income, net	(138)	(152)	14	(9)%
Interest income, net	6,285	698	5,587	800%
Total interest and other income	6,147	546	5,601	1026%
Equity investment loss	(2,890)	(988)	(1,902)	193%
Net loss	$(277,417)	$(173,910)	$(103,507)	60%
Research and development expenses
Research and development expense increased by $44.4 million to $146.1 million for the year ended December 31, 2022 from $101.7 million for the year ended December 31, 2021, an increase of 44%.
Our research and development expenses are summarized in the table below:

	Twelve Months Ended December 31,
(in thousands)	2022	2021	$ Change
Personnel-related	$70,876	$39,102	$31,774
Licensing, trial and drug manufacturing	66,447	57,181	9,266
Facility-related and other	8,799	5,393	3,406
Total research and development expenses	$146,122	$101,676	$44,446

The increase in research and development expense was primarily attributable to a $31.8 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense, and an increase of $22.6 million in external costs related to drug manufacturing, clinical trial and other research, partially offset by an $11.0 million decrease in licensing costs related to the nonrefundable upfront payment to KU Leuven and VIB for the in-licensing of the TEAD inhibitor program in May 2021.
General and administrative expenses
General and administrative expenses were $134.6 million and $71.8 million for the years ended December 31, 2022 and December 31, 2021, respectively, as follows:

	Twelve Months Ended December 31,
(in thousands)	2022	2021	$ Change
Personnel-related	$81,441	$44,861	$36,580
Professional and consulting fees	43,996	20,923	23,073
Facility-related and other	9,115	6,008	3,107
Total general and administrative expenses	$134,552	$71,792	$62,760
The increase in general and administrative expense was primarily attributable to a $36.6 increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense as we continue to expand our operations to support the organization, and a $23.1 million increase in information technology costs and consulting and professional services, including legal, regulatory and compliance, as we continue to build new capabilities, including commercial.
Other income
The increase in other income was driven by an increase in interest income, net, during the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was attributable to a significant increase in interest rates, which drove a higher return on cash, cash equivalents and marketable securities for the full year ended December 31, 2022.
Comparison of the Years Ended December 31, 2021 and December 31, 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and December 31, 2020.

	Twelve Months Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Licensing revenue	$—	$35,000	$(35,000)	(100)%
Operating expenses:
Research and development	101,676	51,859	49,817	96%
General and administrative	71,792	29,465	42,327	144%
Total operating expenses	173,468	81,324	92,144	113%
Loss from operations	(173,468)	(46,324)	(127,144)	274%
Interest and other (expense) income:
Other (expense) income, net	(152)	25	(177)	(708)%
Interest income, net	698	1,330	(632)	100%
Total interest and other income	546	1,355	(809)	(60)%
Equity investment loss	(988)	(605)	(383)	63%
Net loss	$(173,910)	$(45,574)	$(128,336)	282%
Revenue
We did not recognize any revenue for the year ended December 31, 2021. Revenue of $35.0 million for the year ended December 31, 2020 was attributable to the nonrefundable upfront payment from Jazz in October 2020 related to the asset purchase and exclusive license agreement between us and Jazz.

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
Other income
The decrease in other income was driven by a decrease in interest income, net, during the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease was attributable to a significant decline in interest rates as a result of the economic impact of the COVID-19 pandemic, which drove a lower return on cash, cash equivalents and marketable securities for a portion of 2020 and during the full year ended December 31, 2021.
Liquidity and capital resources
Sources of Liquidity
Since our inception, we have funded our operations primarily with proceeds from the sale of our securities including net proceeds of $269.5 million from our follow-on financing in October 2020, net proceeds of $67.8 million from the ATM program in August 2022, gross proceeds of approximately $75.0 million from the Stock Purchase Agreement entered into concurrently with the GSK License Agreement in September 2022 and net proceeds of $216.8 million from the Private Placement in September 2022.
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $277.4 million, $173.9 million and $45.6 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. We had an accumulated deficit of $569.9 million and $292.5 million at December 31, 2022 and December 31, 2021, respectively.
Funding requirements
Our primary use of cash is to fund operating expenses, including our research and development programs, as well as our commercialization activities and corporate operations. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.
We believe that our cash, cash equivalents and marketable securities balance as of December 31, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
Our future funding requirements will depend on many factors, including the following:
•the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
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
•the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, the European Medicines Agency and other comparable foreign regulatory authorities;
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
•the effect of competing technological and market developments; and
•the cost and timing of completion of commercial-scale outsourced manufacturing activities;
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
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Twelve Months Ended December 31,
(in thousands)	2022	2021	2020
Net cash used in operating activities	$(161,563)	$(127,877)	$(32,191)
Net cash provided by (used in) investing activities	(215,597)	83,592	(418,832)
Net cash provided by financing activities	340,702	1,157	270,485
Net decrease in cash and cash equivalents	$(36,458)	$(43,128)	$(180,538)
Cash flows used in operating activities
Net cash used in operating activities was $161.6 million, $127.9 million, and $32.2 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.
Net cash used in operating activities for the year ended December 31, 2022, was primarily due to our net loss for the year of $277.4 million, adjusted by non-cash charges of $77.8 million and a net change of $38.1 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $73.0 million for equity-based compensation expense, $1.1 million for non-cash operating lease expense amortization and $2.9 million for the equity investment loss associated with our investment in MapKure. The change in our net operating assets and liabilities was primarily due to a net increase of $17.5 million in accounts payable and accrued expenses, $19.5 million in deferred revenue, $1.9 million in prepaid expenses and other non-current assets, partially offset by a $0.9 million decrease in lease liability, driven by cash payments for operating leases.
Net cash used in operating activities for the year ended December 31, 2021, was primarily due to our net loss for the year of $173.9 million, adjusted by non-cash charges of $40.9 million and a net change of $5.1 million in our net operating assets and liabilities. The non-cash charges primarily consisted of $38.4 million for equity-based compensation expense, $1.0 million for non-cash operating lease expense amortization and $1.0 million for the equity investment loss associated with our investment in MapKure. The change in our net operating assets and liabilities was primarily due to a net increase of $12.0 million in accounts payable and accrued expenses, partially offset by a $5.3 million decrease in prepaid expenses and other non-current assets, and a $1.4 million decrease in lease liability, driven by cash payments for operating leases.
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
Cash flows from investing activities
Net cash used in investing activities of $215.6 million for the year ended December 31, 2022 was driven by the purchases of available-for-sale debt securities of $481.1 million, capital expenditures of $10.2 million, our June 2022 investment in MapKure of $4.2 million, offset by the proceeds from the sale and maturity of available-for-sale debt securities of $279.8 million. Net cash provided by investing activities was $83.6 million for the year ended December 31, 2021, driven by net sales of available-for-sale marketable securities of $85.6 million. Net cash used in investing activities was $418.8 million for the year ended December 31, 2020 related to the purchase of available-for-sale debt securities of $442.7 million, our June 2020 investment in MapKure of $3.5 million and capital expenditures of $0.6 million, offset by the proceeds from the sale and maturity of available-for-sale debt securities of $28.0 million.
Cash flows provided by financing activities
Net cash provided by financing activities of $340.7 million for the year ended December 31, 2022 was driven by net proceeds from the issuance of common stock of $340.1 million. Net cash provided by financing activities was $1.2 million for the year ended December 31, 2021, as a result of proceeds from stock option exercises. Net cash provided by financing activities was $270.5 million for the year ended December 31, 2020 and consisted of proceeds from issuance of common stock, net of issuance costs of $269.6 million as well as stock option exercises of $0.9 million.
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
We have not recorded any reserves for uncertain tax positions as of December 31, 2022.
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
Revenue
We recognize revenue for consideration received related to the development and commercialization of medicines, which is conducted through various means, including in-house development by us, joint development or collaboration agreements with third parties, sale or out licensing of product rights, and others. The terms of these arrangements and agreements may contain multiple promised goods and services, which may include licenses, know-how, drug product, related agreements and other deliverables. Payments to us under these arrangements may include one or more of the following: upfront license fees; milestone payments; and royalties on future product sales.
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
Accrued research and development costs
Research and Development expenditures are charged to research and development expense as incurred. These expenses consist of expenses incurred in performing development activities, including salaries and benefits, equity-based compensation expense, preclinical expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Expenses incurred for certain research and development activities, including expenses associated with particular activities performed by contract research organizations, investigative sites in connection with clinical trials and contract manufacturing organizations, are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to us by our vendors on actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of expense recognition. Expenses for research and development activities incurred that have yet to be invoiced by the vendors that perform the related activities are reflected in the consolidated financial statements as accrued expenses. Advance payments for goods or services to be received in the future for research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
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
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We had cash, cash equivalents and marketable securities of $597.0 million and $432.7 million as of December 31, 2022 and December 31, 2021, respectively, which consisted of bank deposits, highly liquid money market funds and investments in high-quality, highly liquid available-for-sale debt securities. Historical fluctuations in interest rates have not been significant for us. We had no outstanding debt as of December 31, 2022. Due to the short-term maturities of our cash equivalents and the high-quality, highly liquid nature of our available-for-sale debt marketable securities, an immediate one percentage point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements, short-term U.S. Treasury securities and investments in high-quality, highly liquid available-for-sale debt securities including corporate debt securities, government-sponsored enterprise securities and commercial paper. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

We are exposed to market risks in the ordinary course of business. These risks primarily include interest rate sensitivities.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SpringWorks Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SpringWorks Therapeutics, Inc (“the Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued Research and Development Costs

Description of the Matter
The Company’s accrual for research and development costs totaled $12.3 million as of December 31, 2022. As discussed in Note 3 to the consolidated financial statements, expenses incurred for certain research and development activities, including expenses associated with particular activities performed by contract research organizations, investigative sites in connection with clinical trials and contract manufacturing organizations, are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to the Company by its vendors on actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

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

Revenue Recognition for Non-Exclusive License and Collaboration Agreement with GSK plc, (“GSK Agreement”)

Description of the Matter
As discussed in Note 10 to the consolidated financial statements, the Company recognized $19.5 million in deferred revenue related to its GSK Agreement as of December 31, 2022. The revenue related to this agreement for the year ended December 31, 2022 was immaterial.

Determining the distinct performance obligations in the arrangement is highly judgmental and required Management to make subjective judgments about the promised goods and services and whether those are separable from the other aspects of the contractual relationship. Auditing Management’s determination of the distinct performance obligations likewise required significant auditor judgment.

How We Addressed the Matter in Our Audit
To audit the Company’s determination of the performance obligations, we performed the following audit procedures that included, among others, testing the effectiveness of controls relating to the revenue recognition process, including controls over the identification of distinct performance obligations, reading the GSK Agreement to identify the promised goods and services, reviewing the Company’s documentation of its accounting conclusions and evaluating the application of the accounting guidance. We also corroborated our understanding of the contract and each party’s rights and obligations in the contract with the Company’s research and development personnel overseeing the activity related to the GSK Agreement as well as the Company’s internal legal counsel.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
New York, New York
February 28, 2023

SpringWorks Therapeutics, Inc. Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
(in thousands, except share and per-share data)
Assets
Current assets:
Cash and cash equivalents	$67,490	$103,961
Marketable securities	524,722	269,540
Prepaid expenses and other current assets	7,548	9,409
Total current assets	599,760	382,910
Long-term marketable securities	4,794	59,230
Property and equipment, net	13,571	3,187
Operating lease right-of-use assets	4,698	1,010
Equity investment	4,193	2,883
Restricted cash	578	565
Other assets	2,648	2,709
Total assets	$630,242	$452,494
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$8,010	$3,429
Accrued expenses	39,242	25,378
Operating lease liabilities, current	483	1,162
Deferred revenue, current	3,314	—
Total current liabilities	51,049	29,969
Operating lease liabilities, long-term	4,768	129
Deferred revenue, long-term	16,233	—
Total liabilities	72,050	30,098
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 62,453,328 and 49,247,985 shares issued and 62,423,129 and 49,247,985 shares outstanding at December 31, 2022 and December 31, 2021, respectively.	6	5
Additional paid-in capital	1,130,224	715,216
Accumulated deficit	(569,930)	(292,513)
Treasury stock, at cost (30,199 and 0 shares of common stock at December 31, 2022 and December 31, 2021, respectively).	(1,341)	—
Accumulated other comprehensive loss	(767)	(312)
Total stockholders’ equity	558,192	422,396
Total liabilities and stockholders’ equity	$630,242	$452,494
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share and per-share data)	2022	2021	2020
Licensing revenue	$—	$—	$35,000
Operating expenses:
Research and development	146,122	101,676	51,859
General and administrative	134,552	71,792	29,465
Total operating expenses	280,674	173,468	81,324

Loss from operations	(280,674)	(173,468)	(46,324)
Interest and other (expense) income:
Other (expense) income, net	(138)	(152)	25
Interest income, net	6,285	698	1,330
Total interest and other income	6,147	546	1,355
Equity investment loss	(2,890)	(988)	(605)
Net loss	$(277,417)	$(173,910)	$(45,574)

Net loss per share, basic and diluted	$(5.21)	$(3.59)	$(1.05)
Weighted average common shares outstanding, basic and diluted	53,290,528	48,497,790	43,300,063
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(277,417)	$(173,910)	$(45,574)
Changes in other comprehensive income:
Unrealized (loss) gain on marketable securities, net	(455)	(353)	41
Total changes in other comprehensive income	$(455)	$(353)	$41
Comprehensive loss	$(277,872)	$(174,263)	$(45,533)
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statement of Stockholders’ Equity/(Deficit)

	Year ended December 31, 2020, 2021 and 2022
					Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common		Treasury
(in thousands, except share and unit data)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	43,006,077	$4	—	$—	$395,097	$—	$(73,029)	$322,072
Stock-based compensation expense					10,034			10,034
Issuance of common stock upon closing of follow-on offering, net of issuance cost	5,637,254	1			269,591			269,592
Forfeitures of restricted stock awards	(14,224)							—
Exercise of stock options	190,484				893			893
Other comprehensive income, net of tax						41		41
Net Loss							(45,574)	(45,574)
Balance at December 31, 2020	48,819,591	$5	—	$—	$675,615	$41	$(118,603)	$557,058
Stock-based compensation expense					38,444			38,444
Issuance of restricted stock awards	332,226	—						—
Forfeitures of restricted stock awards	(55,475)	—						—
Exercise of stock options	151,643	—			1,157			1,157
Other comprehensive loss, net of tax						(353)		(353)
Net Loss							(173,910)	(173,910)
Balance at December 31, 2021	49,247,985	$5	—	$—	$715,216	$(312)	$(292,513)	$422,396
Stock-based compensation expense					72,965			72,965
Issuance of common stock to GSK	2,050,819	—			55,454			55,454
Issuance of common stock in private placement, net of issuance costs	8,650,520	1			216,830			216,831
Issuance of common stock under at-the-market offering, net of issuance costs	2,247,500	—			67,782			67,782
Issuance of restricted stock awards	36,625	—						—
Forfeitures of restricted stock awards	(27,957)	—						—
Restricted stock units vested	24,369	—						—
Exercise of stock options	223,467	—			1,977			1,977
Shares of common stock used to satisfy tax withholding obligations			30,199	(1,341)				(1,341)
Other comprehensive income, net of tax						(455)		(455)
Net Loss							(277,417)	(277,417)
Balance at December 31, 2022	62,453,328	$6	30,199	$(1,341)	$1,130,224	$(767)	$(569,930)	$558,192
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
Operating activities
Net loss	$(277,417)	$(173,910)	$(45,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	765	490	349
Non-cash operating lease expense	1,131	993	1,049
Stock compensation expense	72,965	38,444	10,034
Equity investment loss	2,890	988	605
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,861	(4,609)	(1,205)
Other assets	61	(707)	(843)
Accounts payable	4,168	2,074	(1,304)
Accrued expenses	13,325	9,912	5,945
Lease liability	(859)	(1,388)	(1,411)
Deferred revenue	19,547	—	—
Other liabilities	—	(164)	164
Net cash used in operating activities	$(161,563)	$(127,877)	$(32,191)
Investing activities
Capital expenditures	(10,196)	(2,016)	(642)
Equity investments	(4,200)	—	(3,500)
Purchases of marketable securities	(481,050)	(305,423)	(442,690)
Proceeds from sale and maturity of debt securities	279,849	391,031	28,000
Net cash provided by (used in) investing activities	$(215,597)	$83,592	$(418,832)
Financing activities
Proceeds from issuance of common stock upon closing of follow-on offering, net of issuance costs	—	—	269,592
Proceeds from issuance of common stock to GSK	55,454	—	—
Proceeds from issuance of common stock in private placement, net of issuance costs	216,830	—	—
Proceeds from issuance of common stock under at-the-market offering, net of issuance costs	67,782	—	—
Treasury stock	(1,341)	—	—
Proceeds from stock option exercises	1,977	1,157	893
Net cash provided by financing activities	$340,702	$1,157	$270,485
Net decrease in cash and cash equivalents	(36,458)	(43,128)	(180,538)
Cash and cash equivalents including Restricted cash, beginning of period	104,526	147,654	328,192
Cash and cash equivalents including Restricted cash, end of period	$68,068	$104,526	$147,654

Supplemental non-cash items not included above resulting from the adoption of ASC 842
Initial recognition of operating lease right of use asset	$—	$—	$2,879
Initial recognition of lease liabilities	—	—	(4,030)

Non-cash investing activities
Right-of-use assets obtained in exchange for operating lease obligations	$5,580	$—	$31
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc.
Notes to Consolidated Financial Statements
1.Nature of Operations
SpringWorks Therapeutics, Inc., or the Company, was formed in Delaware on August 18, 2017.
The Company is a clinical-stage biopharmaceutical company applying a precision medicine approach to acquiring, developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. The Company has a differentiated portfolio of small molecule targeted oncology product candidates and are advancing two late-stage clinical trials, one registrational and one potentially registrational, in rare tumor types, as well as several other programs addressing highly prevalent, genetically defined cancers. Two of the programs are late-stage clinical product candidates: nirogacestat and mirdametinib. In December 2022, the Company submitted a New Drug Application to the U.S. Food and Drug Administration for nirogacestat for the treatment of adults with desmoid tumors. In February 2023, the NDA filing was accepted by the FDA and granted priority review with an assigned Prescription Drug User Fee Act, or PDUFA, target action date of August 27, 2023.
Private Placements
On September 7, 2022, the Company and certain accredited investors, or the Investors, entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue to the Investors in a private placement transaction, or the Private Placement, an aggregate of 8,650,520 shares of Common Stock at a purchase price of $26.01 per share. In connection with the Private Placement, the Company received gross proceeds of approximately $225 million, and after deducting commissions and offering costs, net proceeds were approximately $216.8 million. In connection with the Private Placement, the Company and the Investors also entered into a registration rights agreement, dated September 7, 2022, providing for the registration for resale of the shares. The shares were registered for resale pursuant to the Registration Statement and the prospectus supplement relating to the shares filed with the SEC on September 26, 2022.
On September 6, 2022, the Company entered into an expanded global, non-exclusive license and collaboration agreement with GSK, plc, formerly GlaxoSmithKline plc, or GSK, for nirogacestat in combination with belantamab mafodotin (belamaf) and, concurrent with the execution of such agreement, we entered into a stock purchase agreement, or the Stock Purchase Agreement, with an affiliate of GSK, Glaxo Group Limited, or GGL, under which GGL agreed to purchase from the Company in a private placement transaction 2,050,819 shares of Common Stock for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of the Company’s Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement.
At-the-Market Offering
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
During the twelve months ended December 31, 2022, the Company sold 2,247,500 shares of Common Stock under the ATM Program for gross proceeds of $69.7 million, less commissions and other fees of $1.9 million for net proceeds of $67.8 million. As of December 31, 2022, approximately $130.3 million remains available under the ATM Program.
Follow-On Offering
On October 13, 2020, the Company completed the sale of 5,637,254 shares of common stock in an underwritten public offering, including 735,294 shares of common stock sold pursuant to the underwriter's full exercise of their option to purchase additional shares, at an offering price of $51.00 per share, resulting in net proceeds to the Company of $269.5 million.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of the disease associated with the novel strain of coronavirus known as COVID-19 as a global pandemic. This disease, including emerging variant strains of COVID-19, continues to spread in the areas in which the Company operates. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Starting at the onset of the COVID-19 pandemic, the Company initiated a number of business continuity measures to mitigate potential disruption to its operations and in order to preserve the integrity of its research and development programs. The Company's response has evolved over the course of the COVID-19 pandemic, and the Company has largely resumed normal operations. To date, the Company has not experienced any material disruptions to the execution of the research and development activities that the Company currently has underway; however, as a result of the COVID-19 pandemic, or any impacts of emerging variant strains of the COVID-19 virus, stagnant vaccination rates and related factors, the Company may experience disruptions that could impact its research and development and commercialization timelines and outcomes. The Company will continue to evaluate the impact of the ongoing COVID-19 pandemic, along with the impact of emerging variants, on its business. While the extent to which the ongoing COVID-19 pandemic impacts the Company’s future results will depend on future developments, the pandemic and associated impacts, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of emerging variant strains of the COVID-19 virus and the rollout of COVID-19 vaccines, all of which remain uncertain and difficult to predict, could result in a material impact to the Company’s business, prospects, future financial condition, results of operations and cash flows.
2.Risks and Liquidity
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $569.9 million and $292.5 million, and working capital of $548.7 million and $352.9 million at December 31, 2022 and December 31, 2021, respectively. To date, we have derived all of our revenue and deferred revenue from the nonrefundable upfront payment we received under the Jazz Agreement and from the GSK License Agreement. The Company does not have any products approved for commercial sale or sources of recurring revenue. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.
The Company had cash, cash equivalents and marketable securities of $597.0 million and $432.7 million as of December 31, 2022 and December 31, 2021, respectively. Based on the Company’s cash, cash equivalents and marketable securities at December 31, 2022, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements were issued.
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
Cash and Cash Equivalents
The Company considers all highly liquid instruments that have maturities of three months or less when acquired to be cash equivalents. The Company had cash and cash equivalents as of December 31, 2022 and December 31, 2021 of $67.5 million and $104.0 million, respectively.
Marketable Securities
Marketable debt securities are reported at fair value with unrealized gains and losses included in Accumulated other comprehensive income. Each reporting period, the Company evaluates whether there are declines in fair value below amortized cost and if these declines are due to credit losses, as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. If both criteria regarding the intent or ability to hold are met, any decline in fair value due to credit losses is recorded as an allowance through Other income (expense) on the Company’s consolidated statements of operations; limited by the amount that the fair value is less than the amortized costs basis. If either criteria is not met, any previously recorded allowance for credit losses and any excess amortized cost basis over fair value is recorded in Other income (expense) on the Company’s consolidated statements of operations. As of, and for the years ended December 31, 2022 and December 31, 2021, the Company did not have any allowance for credit losses or impairments of its marketable securities.
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

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time based on the use of an output or input method that most faithfully depicts the transfer of goods and services to the customer.
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
Reimbursement, cost-sharing and profit-sharing payments: Under certain arrangements, the Company has been reimbursed for a portion of its research and development expenses or participates in the cost-sharing of such research and development expenses. Such reimbursements and cost-sharing arrangements have been reflected in research and development expense in the Company’s consolidated statements of operations, as the Company does not consider performing research and development services for reimbursement to be a part of its ongoing major or central operations.
Research and Development
In accordance with ASC 730, “Research and Development”, expenditures for clinical development, including upfront licensing fees and milestone payments associated with products that have not yet been approved by the U.S. Food and Drug Administration, are charged to research and development expense as incurred. These expenses consist of expenses incurred in performing development activities, including salaries and benefits, equity-based compensation expense, preclinical expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Expenses incurred for certain research and development activities, including expenses associated with particular activities performed by contract research organizations, investigative sites in connection with clinical trials and contract manufacturing organizations, are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to the Company by its vendors on actual activities completed or costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of expense recognition. Expenses for research and development activities incurred that have yet to be invoiced by the vendors that perform the related activities are reflected in the consolidated financial statements as accrued expenses. Advance payments for goods or services to be received in the future for research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
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
4.Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of December 31, 2022 and December 31, 2021 at net book value:

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$232,229	$—	$(690)	$231,539
Non-U.S. government securities	9,388	—	(31)	9,357
Corporate debt securities	45,710	—	(44)	45,666
Commercial paper	238,160	—	—	238,160
Long-term investments:
Corporate debt securities	4,796		(2)	4,794
Total	$530,283	$—	$(767)	$529,516

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$105,043	$3	$(79)	$104,967
Corporate debt securities	78,729	—	(52)	78,677
Commercial paper	85,896	—	—	85,896
Long-term investments:
U.S. government securities	59,414	—	(184)	59,230
Total	$329,082	$3	$(315)	$328,770
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
The Company’s available-for-sale securities classified as short-term marketable securities in the consolidated balance sheet mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of December 31, 2022, the Company did not hold any investments that matured beyond five years.
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
The following tables sets forth the fair value hierarchy of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2022 and December 31, 2021:

	As of December 31, 2022
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$22,494	$22,494	$—	$—
Short-term investments:
U.S. government securities	231,539	231,539	—	—
Non-U.S. government securities	9,357	—	9,357	—
Corporate debt securities	45,666	—	45,666	—
Commercial paper	238,160	—	238,160	—
Long-term investments:
Corporate debt securities	4,794	—	4,794	—
Total	$552,010	$254,033	$297,977	$—

	As of December 31, 2021
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$89,905	$89,905	$—	$—
Short-term investments:
U.S. government securities	104,967	104,967	—	—
Corporate debt securities	78,677	—	78,677	—
Commercial paper	85,896	—	85,896	—
Long-term investments:
U.S. government securities	59,230	59,230	—	—
Total	$418,675	$254,102	$164,573	$—
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

6.Property and Equipment
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2022	2021	Useful Life
Leasehold improvements	$826	$1,357	Length of lease or 5 years, whichever is shorter
Computer equipment	368	157	3-5 years
Furniture	437	360	5 years
Software	6,048	361	3-10 years
Construction in process	7,137	1,971
Property and equipment, gross	14,816	4,206
Less accumulated depreciation	(1,245)	(1,019)
Property and equipment, net	$13,571	$3,187
Depreciation expense was $765,000, $490,000, and $349,000 for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.
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
In August 2018, the Company entered into a five-year operating lease in Durham, NC (the location of the Company’s clinical development operations), with two five-year renewal options. The lease payments increase by 2.75% in each of the subsequent four years of the five-year operating lease term. Rental payments under the renewal period will be at current market rates for the premises.
The components of lease cost recorded in the Company’s consolidated statement of operations were as follows:

	Twelve Months Ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost
Fixed	$1,131	$993	$1,049
Variable	336	548	486
Total lease cost	$1,467	$1,541	$1,535

The Company’s leases are included on its consolidated balance sheets as follows:

(in thousands)	As of December 31, 2022	As of December 31, 2021
Operating leases
Operating lease right-of-use-assets	$4,698	$1,010
Total operating lease assets	$4,698	$1,010

Operating lease liabilities, current	$483	$1,162
Operating lease liabilities, long-term	4,768	129
Total operating lease liabilities	$5,251	$1,291
Maturities of the Company’s operating lease liabilities in accordance with ASC 842 as of December 31, 2022 were as follows:

(in thousands)	Operating Leases
2023	$783
2024	1,155
2025	1,184
2026	1,213
2027	1,244
Thereafter	424
Total lease payments	6,003
Less: imputed interest	(752)
Present value of lease liabilities	$5,251
The weighted-average remaining lease term and discount rate related to the Company’s leases were as follows:

	As of December 31, 2022	As of December 31, 2021
Weighted-average remaining lease term (in years)
Operating leases	5.2	1.1
Weighted-average discount rate
Operating leases	4.2%	3.5%
Supplemental cash flow information related to the Company’s leases was as follows:

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$859	$1,388	$1,411
Right-of-use assets obtained in exchange for new operating lease liabilities	5,580	—	31
8.Accrued Expenses
Accrued expenses consisted of the following:

	December 31,	December 31,
(in thousands)	2022	2021
Accrued professional fees	$1,780	$1,108
Accrued compensation and benefits	19,142	12,081
Accrued research and development	12,321	10,069
Accrued other	5,999	2,120
Total accrued expenses	$39,242	$25,378

9. Equity Based Compensation
The Company recorded total equity-based compensation expense for the periods presented as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Research and development	$29,373	$14,664	$3,055
General and administrative	43,592	23,780	6,979
Total equity compensation expense	$72,965	$38,444	$10,034

2019 Equity Incentive Plan
The 2019 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares available for issuance under the 2019 Equity Incentive Plan is cumulatively increased each January 1, through and including January 1, 2030, by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee. As of December 31, 2022, there were 3,162,205 shares available for future issuance under the 2019 Equity Incentive Plan.
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
2019 Employee Stock Purchase Plan
On August 30, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan, or the ESPP, which became effective immediately preceding the effectiveness of the Company’s registration statement on September 12, 2019 in connection with the IPO. A total of 442,153 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase each January 1, through and including January 1, 2028, by the lesser of (i) 663,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the administrator of the ESPP. As of December 31, 2022, there were 1,852,890 shares reserved for issuance under the ESPP. No offering periods under the ESPP had been initiated as of December 31, 2022.
Stock Options
A summary of the changes in the Company’s stock options during the periods presented is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Aggregate Value
Outstanding at December 31, 2019	3,225,725	$5.08	9.4	$107,771,472
Granted	1,580,788	35.90	—	—
Exercised	(190,484)	4.69	—	—
Forfeited/cancelled	(110,483)	23.49	—	—
Outstanding at December 31, 2020	4,505,546	15.51	8.7	256,860,405
Granted	2,547,813	73.37	—	—
Exercised	(151,643)	7.62	—	—
Forfeited/cancelled	(188,303)	37.34	—	—
Outstanding at December 31, 2021	6,713,413	37.03	8.2	196,012,147
Granted	3,207,347	43.28	—	—
Exercised	(223,467)	8.84	—	—
Forfeited/cancelled	(520,478)	68.33	—	—
Outstanding at December 31, 2022	9,176,815	38.13	8.0	53,719,297
Exercisable at December 31, 2022	4,392,905	28.15	7.1	48,765,645
Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on closing date, multiplied by the number of shares per each option.
Assumptions used in determining the fair value of the stock options granted in 2022 include risk-free interest rates of 1.46% – 4.23%, expected dividend yield of 0.00%, expected term in years of 5.5 years - 6.1 years and expected volatility of 71.2% - 76.4%.
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
During the year ended December 31, 2022, 33,077 options of the CEO performance award became exercisable upon the satisfaction of the market condition applicable to this award.
At December 31, 2022, the total unrecognized compensation expense related to unvested stock options was $137.4 million, which the Company expects to recognize over a weighted-average remaining period of approximately 2.58 years. For the year ended December 31, 2022, total stock compensation expense for stock options was $54.3 million.
Restricted Stock Awards
A summary of the changes in the Company’s restricted stock awards for the periods presented is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2019	1,289,437	$1.21
Vested	(588,345)	1.14
Forfeited	(14,224)	1.45
Unvested and outstanding at December 31, 2020	686,868	1.26
Granted	332,226	73.31
Vested	(493,309)	1.19
Forfeited	(55,475)	13.75
Unvested and outstanding at December 31, 2021	470,310	50.76
Granted	36,625	61.74
Vested	(257,219)	32.03
Forfeited	(27,957)	79.25
Unvested and outstanding at December 31, 2022	221,759	70.71
At December 31, 2022, the total unrecognized compensation expense related to unvested restricted stock awards was $10.7 million, which the Company expects to recognize over a weighted-average remaining period of approximately 1.46 years. For the year ended December 31, 2022, total restricted stock awards compensation expense was $7.9 million.
Restricted Stock Units
The following table summarizes restricted stock unit activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2021	—	$—
Granted	738,508	49.77
Vested	(24,369)	24.62
Forfeited	(42,185)	58.76
Unvested and outstanding at December 31, 2022	671,954	50.11
At December 31, 2022, the total unrecognized compensation expense related to unvested restricted stock units was $23.6 million, which the Company expects to recognize over a weighted-average remaining period of approximately 2.12 years. For the year ended December 31, 2022, total restricted stock unit compensation expense was $10.7 million.
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
The Company recorded expense of $1.1 million for the years ended December 31, 2022, and December 31, 2021, and $0.9 million for the years ended December 31, 2020, in connection with this collaboration agreement, which are classified as research and development expenses in the Company’s statements of operations.
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
GSK expanded non-exclusive license and collaboration agreement
In September 2022, the Company announced an expansion of its ongoing, non-exclusive clinical collaboration with GSK, which originally commenced in June 2019. The announcement coincided with the entry by the Company and GSK into an amended and restated collaboration and license agreement, or the GSK License Agreement, for the potential continued development and commercialization of nirogacestat in combination with either belantamab mafodotin (belamaf), GSK’s antibody-drug conjugate, or ADC, targeting B-cell maturation antigen, or BCMA, or any other cytotoxic ADC targeting BCMA derived from belantamab that is controlled by GSK, either alone as a combination therapy, or together with other pharmaceutical agents.
Pursuant to the terms of the GSK License Agreement and concurrent with the execution of such agreement, the Company entered into a Stock Purchase Agreement with GGL, under which GGL purchased 2,050,819 shares of the Company’s Common Stock in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of the Company’s Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement. The fair value of the Common Stock based on the closing price of Common Stock on the day prior to the effective date of the Stock Purchase Agreement was $55.5 million and was recorded to equity. The $19.5 million received in excess of the fair value of the Common Stock represents consideration for the license for the potential continued development and commercialization of nirogacestat in combination with GSK compounds, together with the clinical supply of nirogacestat for future belamaf clinical trials and certain research and development costs associated with nirogacestat. The Company recorded the $19.5 million as deferred revenue in September of 2022 and will recognize revenue as the corresponding performance obligation is satisfied in proportion to expenses incurred, including clinical supply and research and development expenses, associated with the GSK License Agreement. For the year ended December 31, 2022, the revenue related to the upfront consideration received from the GSK License Agreement is immaterial.
Under the terms of the GSK License Agreement, the Company is also eligible to receive up to $550.0 million in additional payments, if certain development and commercial milestones are met. The Company continues to retain full commercial rights to nirogacestat. Additionally, SpringWorks will seek to make nirogacestat commercially available in markets where approval has been sought by GSK for a combination with belamaf.
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
11.Investments
MapKure
In June 2019, the Company announced the formation of MapKure, an entity jointly owned by the Company and BeiGene. BeiGene licensed to MapKure exclusive rights to BGB-3245, an investigational oral, small molecule selective inhibitor of specific BRAF driver mutations and genetic fusions. MapKure is advancing BGB-3245 through clinical development for solid tumor patients harboring BRAF driver mutations and genetic fusions that were observed to be sensitive to the compound in preclinical studies. In addition to the Company’s equity ownership in MapKure, the Company has appointed a member to each of MapKure’s joint steering committee and board of directors. The Company also contributes to clinical development and other operational activities for BGB-3245 through a service agreement with MapKure.
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
In June 2022, the Company made an additional investment in MapKure and purchased 4,200,000 Series B preferred units of MapKure for $4.2 million, pursuant to the terms of a Series B preferred unit purchase agreement. The Company is obligated to purchase an additional 2,800,000 Series B preferred units of MapKure for $2.8 million at a second closing under such agreement. As of December 31, 2022, the Company’s ownership interest in MapKure was 38.9%. In addition to the Company’s equity ownership in MapKure, the Company has appointed a member to each of MapKure’s joint steering committee and board of directors. The Company also contributes to clinical development and other operational activities for BGB-3245 through a service agreement with MapKure.

The Company determined that MapKure is a variable interest entity. The Company is not the primary beneficiary, as the Company does not have the power to direct the activities that most significantly impact the economic performance of MapKure. Accordingly, the Company does not consolidate the financial statements of this entity and accounts for this investment using the equity method of accounting. The Company reaffirmed its assessment as of December 31, 2022. In accordance with ASC 323-10-35-6, the Company records its portion of MapKure’s earnings or losses based on a one quarter lag.
For the year ended December 31, 2022, the Company recognized a $2.9 million loss for its portion of MapKure’s losses. The Company’s investment in MapKure is included in “Equity method investments” in the consolidated balance sheet. As of December 31, 2022, the Company’s maximum exposure to loss as a result of the Company’s involvement with MapKure is $7.0 million, representing the carrying value of the investment of $4.2 million plus the unfunded obligation of $2.8 million.
In January 2023, pursuant to terms of the Series B preferred unit purchase agreement, the Company purchased an additional 2,800,000 Series B preferred units of MapKure for $2.8 million.
12.Commitments and Contingencies
As of December 31, 2022, the Company had obligations consisting of operating leases for facilities. Refer to Footnote 7: Leases for more information.
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
As of December 31, 2022, and December 31, 2021, there was no litigation or contingency that created at least a reasonable possibility of a material loss.
13.Income Taxes
As of December 31, 2022 and December 31, 2021, the Company did not have a current or deferred income tax expense or benefit as the Company has incurred losses since inception.
As of December 31, 2022, the Company has federal, state and city net operating loss carryforwards of $368.3 million, $260.9 million and $3.7 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards generated 2018 through 2022 of $364.0 million, will be available to offset 80% of taxable income for an indefinite period of time, until fully utilized. Federal net operating loss carryforwards of $4.3 million reported in 2017, and the state and city net operating loss carryforwards expire at various dates through 2040. The Company also has federal tax credits of $22.7 million, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various dates beginning in 2038.
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

The Company has not recorded any reserves for uncertain tax positions as of December 31, 2022 or December 31, 2021. The Company has completed a study for the research and development credit carryforwards through December 31, 2021, and has not yet conducted a study of research and development credit carryforwards for the year ended December 31, 2022. The 2022 study, once completed, may result in an adjustment to the Company’s research and development credit carryforwards. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive loss if an adjustment were required.
Interest and penalty charges, if any, related to unrecognized tax benefits will be classified as income tax expense in the accompanying statements of operations and comprehensive loss. As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.
Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.
The principal components of deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$93,032	$63,418
Research and development credits	3,422	2,581
Orphan drug credit	19,401	14,198
Accrued expenses	136	18
Depreciation	—	128
Capitalized research and development	21,262	—
Stock compensation	20,286	8,476
Operating lease liabilities	1,103	271
Partnership investment	286	356
Total deferred tax assets	158,928	89,446
Deferred tax liability:
Operating lease right-of-use assets	(987)	(212)
Depreciation	(113)	—
Other	(2)	(2)
Valuation allowance	(157,826)	(89,232)
Net deferred tax assets	$—	$—
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2022 and December 31, 2021 because the Company’s management has determined that it is more likely than not that these assets will not be realized. The increase in the valuation allowance of $68.6 million in 2022 primarily relates to the net loss incurred by the Company as well as federal research and orphan drug credits generated.

The effective tax rate for the Company for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was zero percent. A reconciliation of the income tax expense at the federal statutory tax rate to the Company’s effective income tax rate follows:

	Year Ended December 31,
	2022	2021	2020
Statutory tax rate	21.00%	21.00%	21.00%
U.S. state and local income taxes, net of U.S. federal income tax benefit	2.33	5.15	—
Stock-based compensation	(0.77)	(0.03)	0.55
Research and development credit	0.27	0.50	2.12
Orphan drug credit	1.87	4.99	11.95
Other	—	—	0.02
Change in valuation allowance	(24.70)	(31.61)	(35.64)
Effective tax rate	—%	—%	—%

14. 401(k) Plan
In 2017, the Company adopted a tax-qualified employee savings and retirement plan, or the 401(k) Plan, that covers all of its full-time employees who are at least 21 years of age. Pursuant to the 401(k) Plan, participants may elect to contribute up to the federally allowed maximum limits of their pretax earnings to the 401(k) Plan. Prior to January 1, 2021, the Company did not make any matching contributions. For the year ended December 31, 2022, expense for matching contributions totaling $1.0 million was included in the statement of operations.
15.Related Party Transactions
The Company did not have any related party transactions for the years ended December 31, 2022, December 31, 2021 or December 31, 2020.
16.Net Loss per Share
Basic and diluted net loss per unit and share is calculated as follows:

	Year Ended December 31,
(in thousands, except share and per-share data)	2022	2021	2020
Numerator:
Net loss	$(277,417)	$(173,910)	$(45,574)
Net loss attributable to common stockholders	(277,417)	(173,910)	(45,574)
Denominator:
Weighted average shares outstanding, basic and diluted	53,290,528	48,497,790	43,300,063
Net loss per share, basic and diluted	$(5.21)	$(3.59)	$(1.05)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of December 31,
	2022	2021
Common stock options issued and outstanding	9,176,815	6,713,413
Restricted stock units subject to future vesting	671,954	—
Restricted stock awards subject to future vesting	221,759	470,310
Total potentially dilutive securities	10,070,528	7,183,723

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
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth quarter of the year ended December 31, 2022 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SpringWorks Therapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited SpringWorks Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, SpringWorks Therapeutics, Inc. (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
February 28, 2023

Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
Financial Statements
The consolidated financial statements filed as part of this report are listed on the Index to Financial Statements on page 115.
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

10.2
Amended and Restated 2019 Stock Option and Equity Incentive Plan and forms of award agreements thereunder (Incorporated by Reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 24, 2022).

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

10.5
Second Amended and Restated Non-Employee Director Compensation Policy (Incorporated by Reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 24, 2022).

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

10.20#*	Employment Agreement, dated as of August 16, 2021, by and between the Registrant and James Cassidy.
10.21
Sales Agreement, dated February 25, 2021, by and between SpringWorks Therapeutics, Inc. and Cowen and Company, LLC (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39044) filed with the Securities and Exchange Commission on February 25, 2021).

10.22
Second Lease Modification Agreement, dated as of January 31, 2022, by and between Two Harbor Point Square LLC and SpringWorks Therapeutics, Inc. (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2022).

10.23#
Retention Agreement, dated May 2, 2022, by and between SpringWorks Therapeutics, Inc. and L. Mary Smith. (Incorporated by Reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2022).

10.24
Amended and Restated Clinical Trial Collaboration and License Agreement, dated September 6, 2022, by and between SpringWorks Therapeutics, Inc. and GlaxoSmithKline Intellectual Property Development Limited (Incorporated by Reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2022).

10.25**
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
__________________________________________
*    Filed herewith.
**Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

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

SPRINGWORKS THERAPEUTICS, INC.

Date: February 28, 2023	By:	/s/ Saqib Islam
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

Signature	Title	Date

/s/ Saqib Islam	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023
Saqib Islam, J.D.

/s/ Francis I. Perier, Jr.	Chief Financial Officer (Principal Financial Officer)	February 28, 2023
Francis I. Perier, Jr.

/s/ Michael P. Nofi	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023
Michael P. Nofi

/s/ Daniel S. Lynch	Chairman	February 28, 2023
Daniel S. Lynch, M.B.A.

/s/ Carlos Albán	Director	February 28, 2023
Carlos Albán

/s/ Alan Fuhrman	Director	February 28, 2023
Alan Fuhrman

/s/ Julie Hambleton	Director	February 28, 2023
Julie Hambleton, M.D.

/s/ Freda Lewis-Hall	Director	February 28, 2023
Freda Lewis-Hall, M.D, DFAPA

/s/ Jeffrey Schwartz	Director	February 28, 2023
Jeffrey Schwartz, M.B.A.