Form 10-Q
period 2023-03-31
SpringWorks Therapeutics, Inc.
filed 2023-05-03
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s Common Stock as of April 28, 2023 was 62,523,060.

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
•the timing of our planned regulatory submissions and interactions, including the New Drug Application, or NDA, for mirdametinib planned for submission in the first half of 2024 and the Marketing Authorization Application for nirogacestat with the European Medicines Agency in the European Union in 2024, the timing and outcome of decisions made by the U.S. Food and Drug Administration, or FDA, including the decision on the NDA filing for nirogacestat accepted in February 2023 by the FDA and granted priority review with an assigned Prescription Drug User Fee Act target action date of August 27, 2023, as well as those by other regulatory authorities, investigational review boards at clinical trial sites and publication review bodies;
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
•our expectations regarding our ability to report topline data for our potentially registrational Phase 2b clinical trial of mirdametinib for patients with NF1-PN in the second half of 2023;
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

SPRINGWORKS THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SpringWorks Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022
(in thousands, except share and per-share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,401	$67,490
Marketable securities	425,740	524,722
Prepaid expenses and other current assets	9,516	7,548
Total current assets	537,657	599,760
Long-term marketable securities	—	4,794
Property and equipment, net	15,728	13,571
Operating lease right-of-use assets	6,602	4,698
Equity investment	5,714	4,193
Restricted cash	605	578
Other assets	2,891	2,648
Total assets	$569,197	$630,242
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$6,990	$8,010
Accrued expenses	28,687	39,242
Operating lease liabilities, current	386	483
Deferred revenue, current	1,690	3,314
Total current liabilities	37,753	51,049
Operating lease liabilities, long-term	6,664	4,768
Deferred revenue, long-term	17,856	16,233
Total liabilities	62,273	72,050
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 62,623,777 and 62,453,328 shares issued, and 62,523,438 and 62,423,129 shares outstanding at March 31, 2023 and December 31, 2022, respectively.	6	6
Additional paid-in capital	1,153,702	1,130,224
Accumulated deficit	(643,350)	(569,930)
Treasury stock, at cost (100,339 and 30,199 shares of common stock at March 31, 2023 and December 31, 2022, respectively).	(3,272)	(1,341)
Accumulated other comprehensive loss	(162)	(767)
Total stockholders’ equity	506,924	558,192
Total liabilities and stockholders’ equity	$569,197	$630,242
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per-share data)	2023	2022
Operating expenses:
Research and development	$33,524	$34,103
General and administrative	44,175	27,366
Total operating expenses	77,699	61,469

Loss from operations	(77,699)	(61,469)
Interest and other income (expense):
Other expense	(199)	(193)
Interest income, net	5,756	198
Total interest and other income	5,557	5
Equity investment loss	(1,278)	(337)
Net loss	$(73,420)	$(61,801)

Net loss per share, basic and diluted	$(1.18)	$(1.26)
Weighted average common shares outstanding, basic and diluted	62,326,992	48,937,756
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(73,420)	$(61,801)
Changes in other comprehensive income:
Unrealized gain (loss) on marketable securities, net	605	(1,146)
Total changes in other comprehensive income	$605	$(1,146)
Comprehensive loss	$(72,815)	$(62,947)
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2023 and March 31, 2022
	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	49,247,985	$5	—	$—	$715,216	$(312)	$(292,513)	$422,396
Stock-based compensation expense					17,094			17,094
Issuance of restricted stock awards	36,625	—						—
Forfeitures of restricted stock awards	(3,440)							—
Exercise of stock options	142,657				1,167			1,167
Shares of common stock used to satisfy tax withholding obligations			16,210	(906)				(906)
Other comprehensive income (loss), net of tax						(1,146)		(1,146)
Net loss							(61,801)	(61,801)
Balance at March 31, 2022	49,423,827	$5	16,210	$(906)	733,477	$(1,458)	$(354,314)	$376,804

Balance at December 31, 2022	62,453,328	$6	30,199	$(1,341)	1,130,224	$(767)	$(569,930)	$558,192
Stock-based compensation expense					23,395			23,395
Forfeitures of restricted stock awards	(1,039)	—						—
Restricted stock units vested	140,575	—						—
Exercise of stock options	30,913	—			83			83
Shares of common stock used to satisfy tax withholding obligations			70,140	(1,931)				(1,931)
Other comprehensive income, net of tax						605		605
Net Loss							(73,420)	(73,420)
Balance at March 31, 2023	62,623,777	$6	100,339	$(3,272)	$1,153,702	$(162)	$(643,350)	$506,924

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating activities
Net loss	$(73,420)	$(61,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	253	108
Non-cash operating lease expense	286	272
Stock compensation expense	23,395	17,094
Equity investment loss	1,278	337
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,968)	1,729
Other assets	(243)	82
Accounts payable	(753)	(1,770)
Accrued expenses	(10,255)	(4,695)
Lease liability	(391)	(44)
Net cash used in operating activities	$(61,818)	$(48,688)
Investing activities
Capital expenditures	(2,977)	(2,387)
Equity investment	(2,800)	—
Purchases of marketable securities	(68,148)	(23,242)
Proceeds from sale and maturity of debt securities	172,529	52,053
Net cash provided by investing activities	$98,604	$26,424
Financing activities
Treasury stock	(1,931)	(906)
Proceeds from stock option exercises	83	1,167
Net cash (used in) provided by financing activities	$(1,848)	$261
Net increase (decrease) in cash and cash equivalents	34,938	(22,003)
Cash and cash equivalents including Restricted cash, beginning of period	68,068	104,526
Cash and cash equivalents including Restricted cash, end of period	$103,006	$82,523

Non-cash investing activities
Right-of-use assets obtained in exchange for operating lease obligations	$2,136	$5,580
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of Operations
SpringWorks Therapeutics, Inc., together with its wholly-owned subsidiaries, collectively, the Company, is a clinical-stage biopharmaceutical company applying a precision medicine approach to acquiring, developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. The Company has a differentiated portfolio of small molecule targeted oncology product candidates and is advancing programs in both rare tumor types as well as highly prevalent, genetically defined cancers. Two of the programs are late-stage clinical product candidates: nirogacestat and mirdametinib. In December 2022, the Company submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for nirogacestat for the treatment of adults with desmoid tumors. In February 2023, the NDA filing was accepted by the FDA and granted priority review with an assigned Prescription Drug User Fee Act, or PDUFA, target action date of August 27, 2023.
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $643.4 million and $569.9 million, and working capital of $499.9 million and $548.7 million, as of March 31, 2023 and December 31, 2022, respectively. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.
The Company had cash, cash equivalents and marketable securities of $528.1 million and $597.0 million as of March 31, 2023 and December 31, 2022, respectively. Based on the Company's cash, cash equivalents and marketable securities as of March 31, 2023, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued.
COVID-19 Pandemic
Coronavirus, or COVID-19, including emerging variant strains of COVID-19, has continued to spread in the areas in which the Company operates. The Company's response has evolved over the course of the ongoing COVID-19 pandemic, and the Company has largely resumed normal operations. In the United States, the government has announced a plan for the expiration of the federal Public Health Emergency and national emergency declarations for COVID-19 in May 2023. During the periods presented, the Company did not experience any material disruptions to the execution of research and development or commercialization preparation activities; however, as a result of the COVID-19 pandemic, or any impacts of emerging variant strains of the COVID-19 virus, stagnant vaccination rates and related factors, the Company may experience disruptions that could impact its research and development and commercialization timelines and outcomes. The Company will continue to evaluate the impact of the ongoing COVID-19 pandemic, along with the impact of emerging variants, on its business. While the extent to which the ongoing COVID-19 pandemic impacts the Company’s future results will depend on future developments, the pandemic and associated impacts, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of emerging variant strains of the COVID-19 virus and the rollout of COVID-19 vaccines, all of which remain uncertain and difficult to predict, could result in a material impact to the Company’s business, prospects, future financial condition, results of operations and cash flows.
2. Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC, and should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
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
Research and Development Expenses
In accordance with ASC 730, “Research and Development”, expenditures for clinical development, including upfront licensing fees and milestone payments associated with products that have not yet been approved by the FDA, are charged to research and development expense as incurred. These expenses consist of expenses incurred in performing development activities, including salaries and benefits, stock-based compensation expense, preclinical expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Expenses incurred for certain research and development activities, including expenses associated with particular activities performed by contract research organizations, investigative sites in connection with clinical trials and contract manufacturing organizations, are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to the Company by its vendors on actual activities completed or costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of expense recognition. Expenses for research and development activities incurred that have yet to be invoiced by the vendors that perform the related activities are recorded as accrued research and development expenses. Advance payments for goods or services to be received in the future for research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.
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
3. Marketable Securities
The following table summarizes the Company’s available-for-sale marketable securities as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$197,173	$—	$(96)	$197,077
Non-U.S. government securities	1,996	—	(5)	1,991
Corporate debt securities	39,140	—	(61)	39,079
Commercial paper	187,593	—	—	187,593
Total	$425,902	$—	$(162)	$425,740

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$232,229	$—	$(690)	$231,539
Non-U.S. government securities	9,388	—	(31)	9,357
Corporate debt securities	45,710	—	(44)	45,666
Commercial paper	238,160	—	—	238,160
Long-term investments:
Corporate debt securities	4,796	—	(2)	4,794
Total	$530,283	$—	$(767)	$529,516
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
The Company’s securities classified as short-term marketable securities mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of March 31, 2023, the Company did not hold any investments with maturity dates greater than five years.
As of, and for the three months ended March 31, 2023, the Company did not have any allowance for credit losses or impairments of its marketable securities.
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
As of March 31, 2023 and December 31, 2022, the Company's financial assets and liabilities measured at fair value on a recurring basis consisted of the following:

	As of March 31, 2023
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$39,780	$39,780	$—	$—
Corporate debt securities	—	—	—	—
Short-term investments:
U.S. government securities	197,076	197,076	—	—
Non-U.S. government securities	1,991	—	1,991	—
Corporate debt securities	39,079	—	39,079	—
Commercial paper	187,593	—	187,593	—
Total	$465,519	$236,856	$228,663	$—

	As of December 31, 2022
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$22,494	$22,494	$—	$—
Corporate debt securities	—	—	—	—
Short-term investments:
U.S. government securities	231,539	231,539	—	—
Non-U.S. government securities	9,357	—	9,357	—
Corporate debt securities	45,666	—	45,666	—
Commercial paper	238,160	—	238,160	—
Long-term investments:
Corporate debt securities	4,794	—	4,794	—
Total	$552,010	$254,033	$297,977	$—
As of March 31, 2023 and December 31, 2022, the Company’s financial assets measured at fair value on a recurring basis using a market approach included cash equivalents, which consist of money market funds, and marketable securities, which consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
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
The Company considers all highly liquid instruments that have maturities of three months or less when acquired to be cash equivalents. The carrying amounts for cash equivalents, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.
5. Collaboration, Licensing and Variable Interest Entities
MapKure
In June 2019, the Company announced the formation of MapKure LLC, or MapKure, an entity jointly owned by the Company and BeiGene Ltd., or BeiGene. BeiGene licensed to MapKure exclusive rights to brimarefenib (BGB-3245), an investigational oral, small molecule selective inhibitor of specific BRAF driver mutations and genetic fusions. MapKure is advancing brimarefenib through clinical development for solid tumor patients harboring BRAF driver mutations and genetic fusions that were observed to be sensitive to the compound in preclinical studies. In addition to the Company’s equity ownership in MapKure, the Company maintains a member on each of MapKure’s joint steering committee and board of directors. The

Company also contributes to clinical development and other operational activities for brimarefenib through a service agreement with MapKure.
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
In June 2022, the Company made an additional investment in MapKure and purchased 4,200,000 Series B preferred units of MapKure for $4.2 million, pursuant to the terms of a Series B preferred unit purchase agreement. In January 2023, pursuant to terms of the Series B preferred unit purchase agreement, the Company purchased an additional 2,800,000 Series B preferred units of MapKure for $2.8 million. As of March 31, 2023, the Company’s ownership interest in MapKure was 38.9%.
The Company determined that MapKure is a variable interest entity. The Company is not the primary beneficiary, as the Company does not have the power to direct the activities that most significantly impact the economic performance of MapKure. Accordingly, the Company does not consolidate the financial statements of this entity and accounts for this investment using the equity method of accounting based on a one quarter lag.
The Company recognized an equity loss of $1.3 million and $0.3 million for the three month periods ended March 31, 2023 and March 31, 2022, respectively. The Company’s ownership interest in MapKure is included in Equity method investments. The balance of the Company’s investment was $5.7 million as of March 31, 2023, representing the maximum exposure to loss as a result of the Company’s involvement with MapKure.
GSK Expanded Non-exclusive License and Collaboration Agreement
In September 2022, the Company announced an expansion of its ongoing, non-exclusive clinical collaboration with GSK plc, formerly GlaxoSmithKline plc, or GSK, which originally commenced in June 2019. The announcement coincided with the entry by the Company and GSK into an amended and restated collaboration and license agreement, or the GSK License Agreement, for the potential continued development and commercialization of nirogacestat in combination with either belantamab mafodotin (belamaf), GSK’s antibody-drug conjugate, or ADC, targeting B-cell maturation antigen, or BCMA, or any other cytotoxic ADC targeting BCMA derived from belantamab that is controlled by GSK, either alone as a combination therapy, or together with other pharmaceutical agents.
Pursuant to the terms of the GSK License Agreement and concurrent with the execution of such agreement, the Company entered into a Stock Purchase Agreement with GGL, under which GGL purchased 2,050,819 shares of the Company’s Common Stock, par value $0.0001 per share, or Common Stock, in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of the Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement. The fair value of the Common Stock based on the closing price of Common Stock on the day prior to the effective date of the Stock Purchase Agreement was $55.5 million and was recorded to equity. The $19.5 million of consideration received in excess of the fair value of the Common Stock represents consideration for the license for the potential continued development and commercialization of nirogacestat in combination with GSK compounds, together with the clinical supply of nirogacestat for future belamaf clinical trials and certain research and development costs associated with nirogacestat. The Company recorded the $19.5 million as deferred revenue in September of 2022 and will recognize revenue as the corresponding performance obligation is satisfied in proportion to expenses incurred, including clinical supply and research and development expenses, associated with the GSK License Agreement. For the three month period ended March 31, 2023, the revenue related to the upfront consideration received from the GSK License Agreement is insignificant.

6. Accrued Expenses
Accrued expenses consists of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Accrued professional fees	$1,525	$1,780
Accrued compensation and benefits	9,133	19,142
Accrued research and development	12,009	12,321
Accrued other	6,020	5,999
Total accrued expenses	$28,687	$39,242

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
In March 2023, the Company entered into a five-year operating lease in Research Triangle Park in Durham, NC (the location of the Company’s discovery lab and translational operations), with two consecutive five-year renewal options. The lease payments increase by 3.0% in each of the subsequent four years of the five-year operating lease term. Rental payments under the renewal period will be at current market rates for the premises.
As of March 31, 2023, future lease payments under non-cancelable leases with terms greater than one year are as follows:

(in thousands)	Operating Leases
2023	$418
2024	1,759
2025	1,806
2026	1,854
2027 and thereafter	2,550
Total lease payments	8,387
Less: imputed interest	(1,337)
Present value of lease liabilities	$7,050
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
As of March 31, 2023, there was no litigation or contingency with at least a reasonable possibility of a material loss.

8. Stock-Based Compensation
2019 Equity Incentive Plan
The Company's 2019 Stock Option and Incentive Plan, or 2019 Equity Incentive Plan, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares available for issuance under the 2019 Equity Incentive Plan is cumulatively increased each January 1, through and including January 1, 2030, by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee.
As of March 31, 2023, there were 4,332,038 shares available for issuance in connection with future awards under the 2019 Equity Incentive Plan.
Stock-Based Awards
During the three months ended March 31, 2023, the Company granted 2,496,476 stock option awards to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the three months ended March 31, 2023, the Company awarded 1,175,681 restricted stock units to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the three months ended March 31, 2023, 55,417 restricted stock awards previously issued to employees of the Company were released, 140,575 restricted stock units vested and 30,913 stock options were exercised. As of March 31, 2023, there were 4,926,147 stock options vested and exercisable.
In June 2019, the Company’s Chief Executive Officer, or CEO, received an award of 176,411 stock options, or the 2019 CEO Performance Award. During the quarter ended March 31, 2023, 11,025 options of the 2019 CEO Performance Award became exercisable upon the satisfaction of the market condition applicable to this award.
Performance Stock Units
On January 5, 2023, the CEO was granted a supplemental equity award consisting of performance-based restricted stock units, or a Performance Based RSU. The Performance-Based RSU covers a target of 284,362 shares common stock and vests over a four year performance period subject but not limited to the achievement of certain regulatory milestones and the CEO’s continued service with the Company. In addition, the target number of shares of common stock covered is subject to modification (upwards or downwards) by up to 25% based upon the relative total shareholder return of the Company’s shares compared to the NASDAQ Biotech Index as of the end of the performance period.
Stock-based compensation expense included in the condensed consolidated statements of operations for each of the periods presented is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$8,918	$7,072
General and administrative	14,477	10,022
Total stock-based compensation expense	$23,395	$17,094
As of March 31, 2023, the unrecognized compensation expense related to unvested stock options, restricted stock units and restricted stock awards was $168.9 million, $43.8 million and $8.8 million, respectively, which is expected to be recognized over a weighted-average remaining period of approximately 2.85, 2.51 years and 1.29 years, respectively.
As of March 31, 2023, the Company had 11,619,559 stock options outstanding, 1,703,188 unvested restricted stock units and 165,303 unvested restricted stock awards.
9. Net Loss per Share

Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potentially dilutive securities not included in the computation of the diluted net loss per share for the periods ended March 31, 2023 and March 31, 2022, because to do so would be anti-dilutive:

	As of March 31,
	2023	2022
Common stock options issued and outstanding	11,619,559	7,832,865
Restricted stock units subject to future vesting	1,703,188	459,614
Restricted stock awards subject to future vesting	165,303	398,510
Total potentially dilutive securities	13,488,050	8,690,989

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of SpringWorks Therapeutics, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, or 2022 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 28, 2023. Unless the context otherwise requires, all references to "we," "us," "our," "SpringWorks," or the "Company" refer to SpringWorks Therapeutics, Inc., together with its subsidiaries. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including under Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements”. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
Overview
We are a clinical-stage biopharmaceutical company applying a precision medicine approach to acquiring, developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. We have a differentiated portfolio of small molecule targeted oncology product candidates and are advancing programs in both rare tumor types as well as highly prevalent, genetically defined cancers. Our strategic approach and operational excellence across research, translational science, and clinical development have enabled us to rapidly advance our two lead product candidates into late-stage clinical trials and generate clinical data to support a regulatory filing for our lead product candidate. We have also entered into multiple shared-value partnerships with industry leaders to expand our portfolio. From this foundation, we are continuing to build a differentiated fully-integrated biopharmaceutical company intensely focused on understanding patients and their diseases in order to develop transformative targeted medicines.
Our most advanced product candidate, nirogacestat, is an investigational oral, small molecule gamma secretase inhibitor, or GSI, in development as a monotherapy for the treatment of desmoid tumors, a rare and often debilitating and disfiguring soft tissue tumor for which there are currently no therapies approved by the FDA. In December 2022, we submitted an NDA to the FDA for nirogacestat for the treatment of adults with desmoid tumors. On February 27, 2023, we announced that the FDA accepted the NDA filing and granted priority review. The FDA has assigned a PDUFA target action date of August 27, 2023. The NDA submission is being reviewed under the FDA’s Real-Time Oncology Review program and is supported by positive data from the Phase 3 DeFi trial, a global, randomized, double-blind, placebo-controlled trial in adult patients with desmoid tumors. In May 2022, we announced positive topline results from the Phase 3 DeFi trial, and we presented additional data from the trial at the European Society for Medical Oncology Congress in September 2022. Results from our Phase 3 DeFi trial were also published in the New England Journal of Medicine in March 2023. The Phase 3 DeFi trial met its primary endpoint of improving progression-free survival, or PFS, demonstrating a statistically significant improvement for nirogacestat over placebo, with a 71% reduction in the risk of disease progression (hazard ratio (HR) = 0.29 (95% CI: 0.15, 0.55); p < 0.001). Nirogacestat also demonstrated statistically significant and clinically meaningful improvements in objective response rate and in patient-reported outcomes, or PROs, all of which were prespecified secondary endpoints of the study. In addition, nirogacestat exhibited a manageable safety profile in the Phase 3 DeFi trial, with 95% of all treatment-emergent adverse events, or TEAEs, reported as Grade 1 or 2. The most frequently reported TEAEs in participants receiving nirogacestat were diarrhea, nausea, and fatigue. In addition, events of ovarian dysfunction, which was defined by investigator-reported events of amenorrhea, premature menopause, menopause, and ovarian failure, and which was observed in 75% of women of childbearing potential receiving nirogacestat, resolved in 74% of the affected participants. The FDA has granted Fast Track and Breakthrough Therapy designations to nirogacestat for the treatment of adult patients with progressive, unresectable, recurrent or refractory desmoid tumors or deep fibromatosis. Nirogacestat has also received Orphan Drug designation from the FDA for the treatment of desmoid tumors and from the European Commission for the treatment of soft tissue sarcoma.
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

In genetically defined metastatic solid tumors, our current clinical-stage efforts center on the mitogen activated protein kinase, or MAPK, pathway. We are evaluating mirdametinib for the treatment of solid tumors harboring MAPK aberrations in both monotherapy and combination approaches. In collaboration with BeiGene, Ltd., or BeiGene, we are exploring the combination of mirdametinib with BeiGene’s lifirafenib in RAS mutated and other MAPK aberrant cancers. In addition, we are exploring the use of brimarefenib (BGB-3245) in a distinct set of genetically defined BRAF mutated tumors via MapKure, LLC, or MapKure, an entity jointly owned by us and BeiGene. In April 2023, we presented clinical data from both the ongoing Phase 1b trial evaluating mirdametinib in combination with lifirafenib in patients with advanced or refractory solid tumors with RAS mutations, RAF mutations and other MAPK pathway aberrations and the ongoing Phase 1a/1b trial evaluating brimarefenib in patients with advanced or refractory solid tumors harboring MAPK pathway aberrations at the American Association for Cancer Research (AACR) Annual Meeting. These clinical data showed manageable safety profiles and clinical activity in various solid tumors with MAPK pathway aberrations. Dose expansion studies are currently planned or ongoing for each program. In February 2023, the first patient was dosed in a Phase 1/2a open-label, dose escalation and expansion trial evaluating mirdametinib in combination with brimarefenib in patients with advanced solid tumors harboring MAPK mutations. In academic-sponsored studies supported by SpringWorks, mirdametinib is being evaluated for the treatment of low-grade gliomas in children and young adults and other advanced solid tumors harboring various MAPK-activating mutations.

Furthermore, we intend to continue to build our portfolio with assets that have strong biological rationales and validated mechanisms of action, such as the TEA Domain, or TEAD, inhibitor program that we in-licensed from Katholieke Universiteit Leuven and the Flanders Institute for Biotechnology, and the portfolio of epidermal growth factor receptor small molecule inhibitors that we in-licensed from Dana-Farber Cancer Institute. In the fourth quarter of 2022, we nominated a TEAD inhibitor development candidate, SW-682, and we plan to file an Investigational NDA for SW-682 in 2023. We continue to invest in our R&D infrastructure to support both our drug discovery capabilities and our translational medicine activities for development programs.

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

COVID-19 Impact
The ongoing COVID-19 pandemic, including emerging variant strains of COVID-19, continues to spread in the areas in which we operate. In the United States, the government has announced a plan for the expiration of the federal Public Health Emergency and national emergency declarations for COVID-19 in May 2023. Our response has evolved over the course of the ongoing COVID-19 pandemic, and we have largely resumed normal operations. To date, we have not experienced any material disruptions to the execution of the research and development activities that we currently have underway; however, as a result of the COVID-19 pandemic, or any impacts of emerging variant strains of the COVID-19 virus, stagnant vaccination rates and related factors, we may experience disruptions that could impact our research and development and commercialization timelines and outcomes. We will continue to evaluate the impact of the ongoing COVID-19 pandemic, along with the impact of emerging variants, on our business. While the extent to which the ongoing COVID-19 pandemic impacts our future results will depend on future developments, the pandemic and associated impacts, including the duration, spread and intensity of the pandemic (including any resurgences), the impact of emerging variant strains of the COVID-19 virus and the rollout of COVID-19 vaccines, all of which remain uncertain and difficult to predict, could result in a material impact to our business, prospects, future financial condition, results of operations and cash flows.
Components of our results of operations
Revenue
We have not generated any commercial revenue from the sale of products. If our development efforts for our current product candidates or additional product candidates that we may develop in the future are successful and can be commercialized, we may generate revenue in the future from product sales. We may enter into collaboration and license agreements from time to time that provide for certain payments due to us. Accordingly, we may generate revenue from such collaboration and/or license agreements in the future.
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
We expect our research and development expenses to increase for the foreseeable future as we continue to invest in activities related to developing our product candidates and our preclinical programs, and as certain product candidates advance into later stages of development, including nirogacestat, for which we submitted an NDA in December 2022, and the ReNeu trial. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance, corporate, commercial, business development and administrative functions. General and administrative expenses also include: commercial readiness activities; legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the continued development of our product candidates and expand operations to support the organization, including commercialization of our product candidates.
Interest and other income
Interest and other income consists primarily of interest income. Interest income consists of interest earned on our cash, cash equivalents and available-for-sale marketable securities.
Equity investment loss
The equity investment loss represents our share of losses from the MapKure investment, which is accounted for using the equity method of accounting.
Results of Operations
Comparison of the three months ended March 31, 2023 and March 31, 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$33,524	$34,103	$(579)	(2)%
General and administrative	44,175	27,366	16,809	61%
Total operating expenses	77,699	61,469	16,230	26%
Loss from operations	(77,699)	(61,469)	(16,230)	26%
Interest and other income (expense):
Other expense	(199)	(193)	(6)	3%
Interest income, net	5,756	198	5,558	2,807%
Total interest and other income	$5,557	$5	$5,552	111,040%
Equity investment loss	(1,278)	(337)	(941)	279%
Net loss	$(73,420)	$(61,801)	$(11,619)	19%
Research and Development
Research and development expense decreased by $0.6 million to $33.5 million for the three months ended March 31, 2023 from $34.1 million for the three months ended March 31, 2022, a decrease of 2%.
The decrease in research and development expense was primarily attributable to a decrease of $3.8 million in external costs related to drug manufacturing, clinical trial and other research, as well as facility-related costs, offset by an increase of $3.3 million in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense.
General and Administrative
General and administrative expense increased by $16.8 million to $44.2 million for the three months ended March 31, 2023 from $27.4 million for the three months ended March 31, 2022, an increase of 61%.
The increase in general and administrative expense was largely attributable to commercial readiness activities to support the potential U.S. launch of nirogacestat, if approved, for the treatment of adults with desmoid tumors. The increase in general and administrative expense included a $9.1 million increase in internal costs and a $7.7 million increase in consulting and professional services. The increase in internal costs was attributable to the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense, driven by the growth of our commercial organization, which included establishing certain sales, marketing, and commercialization functions. The increase in consulting and professional services was also primarily attributable to commercial readiness activities as we expand the capabilities of the organization.
Interest and Other Income
The increase in interest and other income was driven by an increase in interest income, net, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was attributable to higher market yield and increased cash from financing activities during the year ended December 31, 2022.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $73.4 million and $61.8 million for the three months ended March 31, 2023 and March 31, 2022, respectively. We had an accumulated deficit of $643.4 million and $569.9 million as of March 31, 2023 and December 31, 2022, respectively. Based on our cash, cash equivalents and marketable securities balances as of March 31, 2023, management estimates that our liquidity position will enable us to meet operating expenses through at least twelve months after the date that this Quarterly Report is filed. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(61,818)	$(48,688)
Net cash provided by investing activities	98,604	26,424
Net cash (used in) provided by financing activities	(1,848)	261
Net increase (decrease) in cash and cash equivalents	34,938	(22,003)
Cash and cash equivalents including Restricted cash, beginning of period	68,068	104,526
Cash and cash equivalents including Restricted cash, end of period	$103,006	$82,523
Net Cash Used in Operating Activities
Net cash used in operating activities was $61.8 million for the three months ended March 31, 2023, which was driven by a net loss of $73.4 million and a net decrease from changes in operating assets and liabilities of $13.6 million, partially offset by stock-based compensation expense of $23.4 million, equity investment loss of $1.3 million, non-cash operating lease and depreciation expense of $0.5 million. Net cash used in operating activities was $48.7 million for the three months ended March 31, 2022, driven by a net loss of $61.8 million, and a net decrease from changes in operating assets and liabilities of $4.7 million, partially offset by stock-based compensation expense of $17.1 million, non-cash operating lease expense of $0.3 million and an equity investment loss of $0.3 million.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2023 was driven by the sale and maturities of available-for-sale debt securities of $172.5 million, partially offset by purchases of available-for-sale debt securities of $68.1 million, capital expenditures of $3.0 million and our investment in MapKure of $2.8 million. Net cash provided by investing activities for the three months ended March 31, 2022 was related to the sale and maturities of available-for-sale debt securities of $52.1 million, partially offset by purchases of available-for-sale debt securities of $23.2 million and capital expenditures of $2.4 million.

Net Cash Used in and Provided by Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 consisted of stock repurchased to satisfy employee tax withholding obligations on restricted stock releases, partially offset by proceeds from stock option exercises. Net cash provided by financing activities for the three months ended March 31, 2022 consisted of proceeds from stock option exercises, partially offset by stock repurchased to satisfy employee tax withholding obligations on restricted stock releases.
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
•the degree of commercial success achieved following the successful completion of development and regulatory approval activities for a product candidate;
•the clinical development plans we establish for our product candidates;
•the number and characteristics of product candidates that we develop;
•the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency and other comparable foreign regulatory authorities;
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
•the effect of competing technological and market developments; and
•the cost and timing of completion of commercial-scale outsourced manufacturing activities.
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
In March 2023, the Company entered into a five-year operating lease in Research Triangle Park in Durham, NC (the location of the Company’s discovery lab and translational operations), with two consecutive five-year renewal options. The lease payments increase by 3.0% in each of the subsequent four years of the five-year operating lease term. Rental payments under the renewal period will be at current market rates for the premises.
As of March 31, 2023, future lease payments under non-cancelable leases with terms greater than one year are as follows:

(in thousands)	Operating Leases
2023	$418
2024	1,759
2025	1,806
2026	1,854
2027 and thereafter	2,550
Total lease payments	8,387
Less: imputed interest	(1,337)
Present value of lease liabilities	$7,050
During the three months ended March 31, 2023, there were no other material changes to our contractual obligations and commitments than those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in Part II Item 6. of our 2022 Form 10-K.
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
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2022 Form 10-K. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2022 Form 10-K. There have been no changes in our significant accounting policies or critical accounting estimates during the three months ended March 31, 2023.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There were no material changes to our market risks from those described in Part II Item 7A. Quantitative and qualitative disclosures about market risk, of our 2022 Form 10-K.

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
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information contained elsewhere in this report and below, you should carefully consider the risks and uncertainties described in our “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, or 2022 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 28, 2023, which could materially and adversely affect our business, prospects, financial condition and results of operations. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risk factors disclosure in our 2022 Form 10-K is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described below and in our 2022 Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. See below for additional risks and those risks which we consider materially updated from our 2022 Form 10-K.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder or obtain such access in a timely manner. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company may have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:
•Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may have a material adverse impact on our business.

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

4.2
Amended and Restated Investors' Rights Agreement among the Registrant and certain of its stockholders, dated August 30, 2019 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-233351) filed with the Securities and Exchange Commission on September 12, 2019).

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

10.1*	Third Amended and Restated Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SPRINGWORKS THERAPEUTICS, INC.

Date: May 3, 2023	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: May 3, 2023	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer