Form 10-Q
period 2023-06-30
SpringWorks Therapeutics, Inc.
filed 2023-08-02
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s Common Stock as of July 28, 2023 was 62,569,815.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, these forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the success, cost and timing of our product development activities and clinical trials, including the timing and results of our ongoing Phase 2b clinical trial of mirdametinib in patients with NF1-associated plexiform neurofibromas (NF1-PN) and our ongoing Phase 2 trial of nirogacestat as a monotherapy in patients with recurrent ovarian granulosa cell tumors, the initiation and completion of any other clinical trials and related preparatory work, the expected timing of the availability of results of our clinical trials, and the registrational nature of the Phase 3 clinical trial of nirogacestat in patients with desmoid tumors and the potentially registrational nature of the Phase 2b clinical trial of mirdametinib in patients with NF1-PN;
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
•the timing of our planned regulatory submissions and interactions, including the New Drug Application, or NDA, for mirdametinib planned for submission in the first half of 2024 and the Marketing Authorization Application for nirogacestat with the European Medicines Agency in the European Union planned for submission in 2024, the timing and outcome of decisions made by the U.S. Food and Drug Administration, or FDA, including the decision on the NDA filing for nirogacestat accepted in February 2023 by the FDA and granted priority review, which currently has a Prescription Drug User Fee Act, or PDUFA, target action date of November 27, 2023, as well as those by other regulatory authorities, investigational review boards at clinical trial sites and publication review bodies;
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
•our expectations regarding our ability to report topline data for our potentially registrational Phase 2b clinical trial of mirdametinib for patients with NF1-PN in the fourth quarter of 2023;

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
•risks associated with the COVID-19 pandemic, which may adversely impact our business, operations, preclinical studies, clinical trials, supply chain, strategy, goals and anticipated timelines;
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

SPRINGWORKS THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SpringWorks Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022
(in thousands, except share and per-share data)
Assets
Current assets:
Cash and cash equivalents	$115,001	$67,490
Marketable securities	361,706	524,722
Prepaid expenses and other current assets	7,194	7,548
Total current assets	483,901	599,760
Long-term marketable securities	—	4,794
Property and equipment, net	18,238	13,571
Operating lease right-of-use assets	6,763	4,698
Equity investment	4,814	4,193
Restricted cash	608	578
Other assets	3,005	2,648
Total assets	$517,329	$630,242
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$3,454	$8,010
Accrued expenses	35,281	39,242
Operating lease liabilities, current	811	483
Deferred revenue, current	2,364	3,314
Total current liabilities	41,910	51,049
Operating lease liabilities, long-term	6,796	4,768
Deferred revenue, long-term	17,182	16,233
Total liabilities	$65,888	$72,050
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 62,679,065 and 62,453,328 shares issued and 62,564,435 and 62,423,129 shares outstanding at June 30, 2023 and December 31, 2022, respectively.	6	6
Additional paid-in capital	1,176,686	1,130,224
Accumulated deficit	(721,275)	(569,930)
Treasury stock, at cost (114,630 and 30,199 shares of common stock at June 30, 2023 and December 31, 2022, respectively).	(3,624)	(1,341)
Accumulated other comprehensive loss	(352)	(767)
Total stockholders’ equity	451,441	558,192
Total liabilities and stockholders’ equity	$517,329	$630,242
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per-share data)	2023	2022	2023	2022
Operating expenses:
Research and development	$35,858	$38,024	$69,382	$72,127
General and administrative	46,994	30,987	91,169	58,353
Total operating expenses	$82,852	$69,011	$160,551	$130,480

Loss from operations	(82,852)	(69,011)	(160,551)	(130,480)
Interest and other income (expense):
Other expense, net	$(98)	$(24)	$(297)	$(217)
Interest income, net	5,926	372	11,682	570
Total interest and other income	$5,828	$348	$11,385	$353
Equity investment loss	(901)	(387)	(2,179)	(724)
Net loss	$(77,925)	$(69,050)	$(151,345)	$(130,851)

Net loss per share, basic and diluted	$(1.25)	$(1.41)	$(2.43)	$(2.67)
Weighted average common shares outstanding, basic and diluted	62,464,081	49,071,590	62,360,651	48,989,690
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(77,925)	$(69,050)	$(151,345)	$(130,851)
Changes in other comprehensive income:
Unrealized gain (loss) on marketable securities, net	(190)	(361)	415	(1,507)
Total changes in other comprehensive income	$(190)	$(361)	$415	$(1,507)
Comprehensive loss	$(78,115)	$(69,411)	$(150,930)	$(132,358)
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2022	49,423,827	$5	16,210	$(906)	$733,477	$(1,458)	$(354,314)	$376,804
Stock-based compensation expense					18,429			18,429
Forfeitures of restricted stock awards	(4,143)							—
Restricted stock units vested	24,369							—
Exercise of stock options	14,549				135			135
Shares of common stock used to satisfy tax withholding obligations			6,220	(223)				(223)
Other comprehensive income, net of tax						(361)		(361)
Net loss							(69,050)	(69,050)
Balance at June 30, 2022	49,458,602	$5	22,430	$(1,129)	$752,041	$(1,819)	$(423,364)	$325,734

Balance at March 31, 2023	62,623,777	$6	100,339	$(3,272)	$1,153,702	$(162)	$(643,350)	$506,924
Stock-based compensation expense					22,974			22,974
Forfeitures of restricted stock awards	(10,507)	—						—
Restricted stock units vested	61,295	—						—
Exercise of stock options	4,500	—			10			10
Shares of common stock used to satisfy tax withholding obligations			14,291	(352)				(352)
Other comprehensive income, net of tax						(190)		(190)
Net loss							(77,925)	(77,925)
Balance at June 30, 2023	62,679,065	$6	114,630	$(3,624)	$1,176,686	$(352)	$(721,275)	$451,441

	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	49,247,985	$5	—	$—	$715,216	$(312)	$(292,513)	$422,396
Stock-based compensation expense					35,523			35,523
Issuance of restricted stock awards	36,625	—						—
Forfeitures of restricted stock awards	(7,583)	—						—
Restricted stock units vested	24,369	—						—
Exercise of stock options	157,206				1,302			1,302
Shares of common stock used to satisfy tax withholding obligations			22,430	(1,129)				(1,129)
Other comprehensive income, net of tax						(1,507)		(1,507)
Net loss							(130,851)	(130,851)
Balance at June 30, 2022	49,458,602	$5	22,430	$(1,129)	$752,041	$(1,819)	$(423,364)	$325,734

Balance at December 31, 2022	62,453,328	$6	30,199	$(1,341)	$1,130,224	$(767)	$(569,930)	$558,192
Stock-based compensation expense					46,369			46,369
Forfeitures of restricted stock awards	(11,546)	—						—
Restricted stock units vested	201,870	—						—
Exercise of stock options	35,413	—			93			93
Shares of common stock used to satisfy tax withholding obligations			84,431	(2,283)				(2,283)
Other comprehensive income, net of tax						415		415
Net loss							(151,345)	(151,345)
Balance at June 30, 2023	62,679,065	$6	114,630	$(3,624)	$1,176,686	$(352)	$(721,275)	$451,441
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating activities
Net loss	$(151,345)	$(130,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	635	298
Non-cash operating lease expense	737	559
Stock compensation expense	46,369	35,523
Equity investment loss	2,179	724
Changes in operating assets and liabilities
Prepaid expenses and other current assets	354	1,951
Other assets	(208)	22
Accounts payable	(4,835)	(1,233)
Accrued expenses	(3,069)	5,438
Lease liability	(446)	(190)
Net cash used in operating activities	$(109,629)	$(87,759)
Investing activities
Capital expenditures	(6,065)	(4,912)
Equity investments	(2,800)	(4,200)
Purchases of marketable securities	(212,612)	(67,953)
Proceeds from sale and maturity of debt securities	380,837	130,246
Net cash provided by investing activities	$159,360	$53,181
Financing activities
Treasury stock	(2,283)	(1,129)
Proceeds from stock option exercises	93	1,302
Net cash (used in) provided by financing activities	$(2,190)	$173
Net increase (decrease) in cash and cash equivalents	47,541	(34,405)
Cash and cash equivalents including Restricted cash, beginning of period	68,068	104,526
Cash and cash equivalents including Restricted cash, end of period	$115,609	$70,121

Non-cash investing activities
Right-of-use assets obtained in exchange for operating lease obligations	$2,637	$5,580

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of Operations
SpringWorks Therapeutics, Inc., together with its wholly-owned subsidiaries, collectively, the Company, is a clinical-stage biopharmaceutical company applying a precision medicine approach to acquiring, developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. The Company has a differentiated portfolio of small molecule targeted oncology product candidates and is advancing programs in both rare tumor types as well as highly prevalent, genetically defined cancers. Two of the programs are late-stage clinical product candidates: nirogacestat and mirdametinib. In December 2022, the Company submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for nirogacestat for the treatment of adults with desmoid tumors. In February 2023, the NDA filing was accepted by the FDA and granted priority review with an assigned Prescription Drug User Fee Act, or PDUFA, target action date of August 27, 2023. On June 2, 2023, the FDA notified the Company that it had updated the PDUFA action date for the NDA by the standard extension period of three months to allow more time to review additional analyses of previously submitted data that had been provided by the Company in response to the FDA's information requests. The updated PDUFA action date for the NDA is November 27, 2023.
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $721.3 million and $569.9 million, and working capital of $442.0 million and $548.7 million, as of June 30, 2023 and December 31, 2022, respectively. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.
The Company had cash, cash equivalents and marketable securities of $476.7 million and $597.0 million as of June 30, 2023 and December 31, 2022, respectively. Based on the Company's cash, cash equivalents and marketable securities as of June 30, 2023, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued.
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
3. Marketable Securities
The following table summarizes the Company’s available-for-sale marketable securities as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$255,980	$—	$(305)	$255,675
Corporate debt securities	26,712	—	(50)	26,662
Commercial paper	79,369	—	—	79,369
Total	$362,061	$—	$(355)	$361,706

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$232,229	$—	$(690)	$231,539
Non-U.S. government securities	9,388	—	(31)	9,357
Corporate debt securities	45,710	—	(44)	45,666
Commercial paper	238,160	—	—	238,160
Long-term investments:
Corporate debt securities	4,796	—	(2)	4,794
Total	$530,283	$—	$(767)	$529,516
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
The Company’s securities classified as short-term marketable securities mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of June 30, 2023, the Company did not hold any investments with maturity dates greater than five years.
As of, and for, the three and six months ended June 30, 2023, the Company did not have any allowance for credit losses or impairments of its marketable securities.

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
As of June 30, 2023 and December 31, 2022, the Company's financial assets and liabilities measured at fair value on a recurring basis consisted of the following:

	As of June 30, 2023
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$26,408	$26,408	$—	$—
U.S. government securities	14,965	14,965	—	—
Commercial paper	1,989	—	1,989	—
Short-term investments:
U.S. government securities	255,676	255,676	—	—
Corporate debt securities	26,662	—	26,662	—
Commercial paper	79,369	—	79,369	—
Total	$405,069	$297,049	$108,020	$—

	As of December 31, 2022
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$22,494	$22,494	$—	$—
Short-term investments:
U.S. government securities	231,539	231,539	—	—
Non-U.S. government securities	9,357	—	9,357	—
Corporate debt securities	45,666	—	45,666	—
Commercial paper	238,160	—	238,160	—
Long-term investments:
Corporate debt securities	4,794	—	4,794	—
Total	$552,010	$254,033	$297,977	$—
As of June 30, 2023 and December 31, 2022, the Company’s financial assets measured at fair value on a recurring basis using a market approach included cash equivalents, which consist of money market funds, and marketable securities, which consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.

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
5. Collaboration, Licensing and Variable Interest Entities
MapKure
In June 2019, the Company announced the formation of MapKure LLC, or MapKure, an entity jointly owned by the Company and BeiGene Ltd., or BeiGene. BeiGene licensed to MapKure exclusive rights to brimarafenib (BGB-3245), an investigational oral, small molecule selective inhibitor of specific BRAF driver mutations and genetic fusions. MapKure is advancing brimarafenib through clinical development for solid tumor patients harboring BRAF driver mutations and genetic fusions that were observed to be sensitive to the compound in preclinical studies. In addition to the Company’s equity ownership in MapKure, the Company maintains a member on each of MapKure’s joint steering committee and board of directors. The Company also contributes to clinical development and other operational activities for brimarafenib through a service agreement with MapKure.
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
In June 2022, the Company made an additional investment in MapKure and purchased 4,200,000 Series B preferred units of MapKure for $4.2 million, pursuant to the terms of a Series B preferred unit purchase agreement. In January 2023, pursuant to terms of the Series B preferred unit purchase agreement, the Company purchased an additional 2,800,000 Series B preferred units of MapKure for $2.8 million. As of June 30, 2023, the Company’s ownership interest in MapKure was 38.9%.
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
The Company recognized an equity loss of $0.9 million and $2.2 million for the three and six months ended June 30, 2023, respectively and $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively. The Company’s ownership interest in MapKure is included in Equity method investments. The balance of the Company’s investment was $4.8 million as of June 30, 2023, representing the maximum exposure to loss as a result of the Company’s involvement with MapKure.
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
Pursuant to the terms of the GSK License Agreement and concurrent with the execution of such agreement, the Company entered into a Stock Purchase Agreement with an affiliate of GSK, Glaxo Group Limited, or GGL, under which GGL purchased 2,050,819 shares of the Company’s Common Stock, par value $0.0001 per share, or Common Stock, in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of the Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement. The fair value of the Common Stock based on the closing price of Common Stock on the day prior to the effective date of the Stock Purchase Agreement was $55.5 million and was recorded to equity. The $19.5 million of consideration received in excess of the fair value of the Common Stock represents consideration for the license for the potential continued development and commercialization of nirogacestat in combination with GSK compounds, together with the clinical supply of nirogacestat for future belamaf clinical trials and certain research and development costs associated with nirogacestat. The Company recorded the $19.5 million as deferred revenue in September of 2022 and will recognize revenue as the corresponding performance obligation is satisfied in proportion to expenses incurred, including clinical supply and research and development expenses, associated with the GSK License Agreement. For the three and six months ended June 30, 2023, the revenue related to the upfront consideration received from the GSK License Agreement is insignificant.
6. Accrued Expenses
Accrued expenses consists of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Accrued professional fees	$1,747	$1,780
Accrued compensation and benefits	12,262	19,142
Accrued research and development	15,092	12,321
Accrued other	6,180	5,999
Total accrued expenses	$35,281	$39,242

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

Leases
In October 2018, the Company entered into a lease for its corporate headquarters in Stamford, CT. In January 2022, the Company amended this lease agreement to extend the lease term through April 2028, with two five-year renewal options or one ten-year renewal option. Pursuant to the amendment, the Company is entitled to $0.5 million in tenant allowances, which may be used to offset certain future capital expenditures, and the lease payments increase by 2.5% each year commencing December 1, 2022.
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
In August 2018, the Company entered into a five-year operating lease in Durham, NC, for additional office space which houses various corporate functions including clinical development operations. In May 2023, the Company amended this lease agreement to extend the lease term through September 30, 2026, with two consecutive five-year renewal options. Pursuant to the amendment, the lease payments increase by 3.0% each year, commencing October 1, 2023.
As of June 30, 2023, future lease payments under non-cancelable leases with terms greater than one year are as follows:

(in thousands)	Operating Leases
2023	$369
2024	1,946
2025	1,999
2026	2,002
2027 and thereafter	2,550
Total lease payments	8,866
Less: imputed interest	(1,259)
Present value of lease liabilities	$7,607

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
As of June 30, 2023, there was no litigation or contingency with at least a reasonable possibility of a material loss.
8. Stock-Based Compensation
2019 Equity Incentive Plan
The Company's 2019 Stock Option and Equity Incentive Plan, or 2019 Equity Incentive Plan, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares available for issuance under the 2019 Equity Incentive Plan is cumulatively increased each January 1, through and including January 1, 2030, by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee.
As of June 30, 2023, there were 2,643,308 shares available for issuance in connection with future awards under the 2019 Equity Incentive Plan.
Stock-Based Awards
During the six months ended June 30, 2023, the Company granted 2,716,124 stock option awards to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the six months ended June 30, 2023, the Company awarded 1,303,359 restricted stock units to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the six months ended June 30, 2023, 65,709 restricted stock awards previously issued to employees of the Company were released, 201,870 restricted stock units vested and 35,413 stock options were exercised. As of June 30, 2023, there were 5,509,226 stock options vested and exercisable.
In June 2019, the Company’s Chief Executive Officer, or CEO, received an award of 176,411 stock options, or the 2019 CEO Performance Award. During the six months ended June 30, 2023, 11,025 options of the 2019 CEO Performance Award became exercisable upon the satisfaction of the market condition applicable to this award.
Performance Stock Units
On January 5, 2023, the CEO was granted a supplemental equity award consisting of performance-based restricted stock units, or a Performance Based RSU. The Performance-Based RSU covers a target of 284,362 shares common stock and vests over a four-year performance period subject but not limited to the achievement of certain regulatory milestones and the CEO’s continued service with the Company. In addition, the target number of shares of common stock covered is subject to modification (upwards or downwards) by up to 25% based upon the relative total shareholder return of the Company’s shares compared to the NASDAQ Biotech Index as of the end of the performance period.
Stock-based compensation expense included in the condensed consolidated statements of operations for each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$8,555	$8,044	$17,474	$15,116
General and administrative	14,419	10,385	28,895	20,407
Total stock-based compensation expense	$22,974	$18,429	$46,369	$35,523
As of June 30, 2023, the unrecognized compensation expense related to unvested stock options, restricted stock units and restricted stock awards was $150.6 million, $41.1 million and $6.5 million, respectively, which is expected to be recognized over a weighted-average remaining period of approximately 2.71 years, 2.32 years and 1.04 years, respectively.
As of June 30, 2023, the Company had 11,615,871 stock options outstanding, 1,731,646 unvested restricted stock units and 144,504 unvested restricted stock awards.
9. Net Loss per Share
Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potentially dilutive securities not included in the computation of the diluted net loss per share for the periods ended June 30, 2023 and June 30, 2022, because to do so would be anti-dilutive:

	As of June 30,
	2023	2022
Common stock options issued and outstanding	11,615,871	7,981,939
Restricted stock units subject to future vesting	1,731,646	581,360
Restricted stock awards subject to future vesting	144,504	309,913
Total potentially dilutive securities	13,492,021	8,873,212

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of SpringWorks Therapeutics, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, or 2022 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 28, 2023. Unless the context otherwise requires, all references to "we," "us," "our," "SpringWorks," or the "Company" refer to SpringWorks Therapeutics, Inc., together with its subsidiaries. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including in Part II, Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements.” In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
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
Our most advanced product candidate, nirogacestat, is an investigational oral, small molecule gamma secretase inhibitor in development as a monotherapy for the treatment of desmoid tumors, a rare and often debilitating and disfiguring soft tissue tumor for which there are currently no therapies approved by the U.S. Food and Drug Administration, or FDA. In December 2022, we submitted a New Drug Application, or NDA, to the FDA for nirogacestat for the treatment of adults with desmoid tumors. On February 27, 2023, we announced that the FDA accepted the NDA filing and granted priority review with an assigned Prescription Drug User Fee Act, or PDUFA, target action date of August 27, 2023. On June 2, 2023, the FDA notified the Company that it had updated the PDUFA action date for the NDA by the standard extension period of three months to allow more time to review additional analyses of previously submitted data that had been provided by the Company in response to the FDA's information requests. The updated PDUFA action date for the NDA is November 27, 2023. The FDA has granted Fast Track and Breakthrough Therapy designations to nirogacestat for the treatment of adult patients with progressive, unresectable, recurrent or refractory desmoid tumors or deep fibromatosis. Nirogacestat has also received Orphan Drug designation from the FDA for the treatment of desmoid tumors and from the European Commission for the treatment of soft tissue sarcoma. The NDA submission is supported by positive data from the Phase 3 DeFi trial, a global, randomized, double-blind, placebo-controlled trial in adult patients with desmoid tumors. These positive Phase 3 data were announced in May 2022 and subsequently published in the New England Journal of Medicine, with additional data presented at various top tier scientific conferences, including the European Society for Medical Oncology Congress (ESMO) 2022 and American Society of Clinical Oncology (ASCO) Annual Meeting 2023. The Phase 3 DeFi trial met its primary endpoint of improving progression-free survival demonstrating a statistically significant improvement for nirogacestat over placebo, with a 71% reduction in the risk of disease progression (hazard ratio (HR) = 0.29 (95% CI: 0.15, 0.55); p < 0.001). Nirogacestat also demonstrated statistically significant and clinically meaningful improvements in objective response rate and in patient-reported outcomes all of which were prespecified secondary endpoints of the study. In addition, nirogacestat exhibited a manageable safety profile in the Phase 3 DeFi trial, with 95% of all treatment-emergent adverse events, or TEAEs, reported as Grade 1 or 2. The most frequently reported TEAEs in participants receiving nirogacestat were diarrhea, nausea, and fatigue. Furthermore, events of ovarian dysfunction, which was defined by investigator-reported events of amenorrhea, premature menopause, menopause, and ovarian failure, and which was observed in 75% of women of childbearing potential receiving nirogacestat, resolved in 74% of the affected participants.

We are actively engaged in commercial preparations to support the U.S. launch of nirogacestat, if approved, for the treatment of adults with desmoid tumors. We also expect to file a Marketing Authorization Application with the European Medicines Agency in the European Union in 2024.

We are also evaluating nirogacestat for the treatment of ovarian granulosa cell tumors, or GCT, a subtype of ovarian cancer. In May 2023, we announced full enrollment of the ongoing Phase 2 trial evaluating nirogacestat as a monotherapy in patients with recurrent ovarian GCT. We expect to report initial data from the trial in 2024.

Our second product candidate is mirdametinib, an investigational oral, small molecule MEK inhibitor currently in development for the treatment of neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN, a rare tumor of the peripheral nerve sheath that causes significant pain and disfigurement. We believe that mirdametinib has the potential to offer a best-in-class profile in order to enable the long-term treatment required for this patient population, as compared to other MEK inhibitors. The FDA has granted mirdametinib both Orphan Drug Designation and Fast Track Designation for NF1-PN, and the European Commission has granted mirdametinib Orphan Drug Designation for NF1. In November 2021, we announced full enrollment of the ReNeu trial, a potentially registrational Phase 2b clinical trial of mirdametinib for pediatric and adult patients with NF1-PN, and we expect to report topline data for the ReNeu trial in the fourth quarter of 2023 and, if these data are positive, we plan to submit an NDA for mirdametinib to the FDA for the treatment of NF1-PN in the first half of 2024.

In hematologic malignancies, we are evaluating novel combination regimens of nirogacestat alongside B-cell maturation antigen, or BCMA, directed therapies for the treatment of multiple myeloma. We have entered into several clinical collaboration agreements with industry partners to evaluate nirogacestat in combination with several different BCMA-directed therapies. In June 2023, updated clinical data from the GSK-sponsored Phase 1/2 trial of nirogacestat in combination with low-dose belamaf (belantamab mafodotin-blmf) and initial clinical data from the Janssen Research and Development, LLC, or Janssen,-sponsored Phase 1b clinical trial evaluating nirogacestat in combination with teclistamab, a bispecific antibody targeting BCMA and CD3, were presented at the European Hematology Association (EHA) 2023 Congress. The updated clinical data from the GSK-sponsored trial, as of the December 9, 2022 data cut-off date, continued to support that combining nirogacestat with a low dose of belamaf may result in comparable efficacy to a higher monotherapy belamaf dose, while simultaneously and substantially reducing the frequency of high-grade ocular adverse events. The initial clinical data from the Janssen-sponsored trial, as of the December 16, 2022 data cut-off date, represented the first clinical data set of nirogacestat in combination with a BCMA bispecific agent, with the results demonstrating high and deep response rates for the nirogacestat plus teclistamab combination across all dose levels assessed and an optimized safety profile with delayed administration of lower-dose nirogacestat. In addition to our industry collaborations, we are working with the Fred Hutchinson Cancer Research Center and Dana-Farber Cancer Institute to further explore nirogacestat’s ability to potentiate BCMA-directed therapies as part of sponsored research agreements.

In genetically defined metastatic solid tumors, our current clinical-stage efforts center on the mitogen activated protein kinase, or MAPK, pathway. We are evaluating mirdametinib for the treatment of solid tumors harboring MAPK aberrations in both monotherapy and combination approaches. In collaboration with BeiGene, Ltd., or BeiGene, we are exploring the combination of mirdametinib with BeiGene’s lifirafenib in RAS mutated and other MAPK aberrant cancers. In addition, we are exploring the use of brimarafenib (BGB-3245) in a distinct set of genetically defined BRAF mutated tumors via MapKure, LLC an entity jointly owned by us and BeiGene. In April 2023, we presented clinical data from both the ongoing Phase 1b trial evaluating mirdametinib in combination with lifirafenib in patients with advanced or refractory solid tumors with RAS mutations, RAF mutations and other MAPK pathway aberrations and the ongoing Phase 1a/1b trial evaluating brimarafenib in patients with advanced or refractory solid tumors harboring MAPK pathway aberrations at the American Association for Cancer Research (AACR) Annual Meeting. These clinical data showed manageable safety profiles and clinical activity in various solid tumors with MAPK pathway aberrations. Dose expansion studies are currently planned or ongoing for each program. In February 2023, the first patient was dosed in a Phase 1/2a open-label, dose escalation and expansion trial evaluating mirdametinib in combination with brimarafenib in patients with advanced solid tumors harboring MAPK mutations. In academic-sponsored studies supported by SpringWorks, mirdametinib is being evaluated for the treatment of low-grade gliomas in children and young adults and other advanced solid tumors harboring various MAPK-activating mutations.

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
•expenses incurred under agreements with third-party contract research organizations investigative clinical trial sites, academic institutions and consultants that conduct research and development activities on our behalf or in collaboration with us;
•costs associated with discovery biology and medicinal chemistry efforts and with preclinical and clinical trials;
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
Results of Operations
Comparison of the three months ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$35,858	$38,024	$(2,166)	(6)%
General and administrative	46,994	30,987	16,007	52%
Total operating expenses	82,852	69,011	13,841	20%
Loss from operations	(82,852)	(69,011)	(13,841)	20%
Interest and other income (expense):
Other expense, net	(98)	(24)	(74)	308%
Interest income, net	5,926	372	5,554	1493%
Total interest and other income	$5,828	$348	$5,480	1575%
Equity investment loss	(901)	(387)	(514)	133%
Net loss	$(77,925)	$(69,050)	$(8,875)	13%
Research and Development
Research and development expense decreased by $2.2 million to $35.9 million for the three months ended June 30, 2023 from $38.0 million for the three months ended June 30, 2022, a decrease of 6%.
The decrease in research and development expense was primarily attributable to a decrease of $2.7 million in external costs related to drug manufacturing, clinical trials and other research, partially offset by an increase of $0.6 million in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense.
General and Administrative
General and administrative expense was $47.0 million for the three months ended June 30, 2023, an increase of $16.0 million from $31.0 million for the three months ended June 30, 2022.
The increase in general and administrative expense was largely attributable to commercial readiness activities to support the U.S. launch of nirogacestat, if approved, for the treatment of adults with desmoid tumors. The increase in general and administrative expense included a $10.4 million increase in internal costs and a $5.6 million increase in consulting and professional services. The increase in internal costs was attributable to the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense, driven by the growth of our commercial organization, which included establishing certain sales, marketing, and commercialization functions. The increase in consulting and professional services was also primarily attributable to commercial readiness activities as we expand the capabilities of the organization.
Interest and Other Income
The increase in interest and other income was driven by an increase in interest income, net, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase was attributable to higher market yield and increased cash from financing activities during the year ended December 31, 2022.
Comparison of the six months ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$69,382	$72,127	$(2,745)	(4)%
General and administrative	91,169	58,353	32,816	56%
Total operating expenses	160,551	130,480	30,071	23%
Loss from operations	(160,551)	(130,480)	(30,071)	23%
Interest and other income (expense):
Other expense, net	(297)	(217)	(80)	37%
Interest income, net	11,682	570	11,112	1949%
Total interest and other income	$11,385	$353	$11,032	3125%
Equity investment loss	(2,179)	(724)	(1,455)	201%
Net loss	$(151,345)	$(130,851)	$(20,494)	16%
Research and Development
Research and development expense decreased by $2.7 million to $69.4 million for the six months ended June 30, 2023 from $72.1 million for the six months ended June 30, 2022, a decrease of 4%.
The decrease in research and development expense was primarily attributable to a decrease of $6.5 million in external costs related to drug manufacturing, clinical trials and other research, partially offset by an increase of $3.8 million in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense.
General and Administrative
General and administrative expense was $91.2 million for the six months ended June 30, 2023, an increase of $32.8 million or 56% from $58.4 million for the six months ended June 30, 2022.
The increase in general and administrative expense was largely attributable to commercial readiness activities to support the U.S. launch of nirogacestat, if approved, for the treatment of adults with desmoid tumors. The increase in general and administrative expense included a $19.5 million increase in internal costs and a $13.3 million increase in consulting and professional services. The increase in internal costs was attributable to the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense, driven by the growth of our commercial organization, which included establishing certain sales, marketing, and commercialization functions. The increase in consulting and professional services was also primarily attributable to commercial readiness activities as we expand the capabilities of the organization.
Interest and Other Income
The increase in interest and other income was driven by an increase in interest income, net, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was attributable to higher market yield and increased cash from financing activities during the year ended December 31, 2022.

Liquidity and Capital Resources
Sources of Liquidity
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $151.3 million and $130.9 million for the six months ended June 30, 2023 and 2022, respectively. We had an accumulated deficit of $721.3 million and $569.9 million as of June 30, 2023 and December 31, 2022, respectively. Based on our cash, cash equivalents and marketable securities balances as of June 30, 2023, management estimates that our liquidity position will enable it to meet operating expenses through at least twelve months after the date that this Quarterly Report is filed. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(109,629)	$(87,759)
Net cash provided by investing activities	159,360	53,181
Net cash (used in) provided by financing activities	(2,190)	173
Net increase (decrease) in cash and cash equivalents	47,541	(34,405)
Cash and cash equivalents including Restricted cash, beginning of period	68,068	104,526
Cash and cash equivalents including Restricted cash, end of period	$115,609	$70,121
Net Cash Used in Operating Activities
Net cash used in operating activities was $109.6 million for the six months ended June 30, 2023, which was driven by a net loss of $151.3 million and a net decrease from changes in operating assets and liabilities of $8.2 million, partially offset by stock-based compensation expense of $46.4 million, equity investment loss of $2.2 million, non-cash operating lease and depreciation expense of $1.4 million. Net cash used in operating activities was $87.8 million for the six months ended June 30, 2022, which was driven by a net loss of $130.9 million, partially offset by stock-based compensation expense of $35.5 million, a net decrease from changes in operating assets and liabilities of $6.0 million, non-cash operating lease expense of $0.6 million and an equity investment loss of $0.7 million., partially offset by stock-based compensation expense of $35.5 million, a net decrease from changes in operating assets and liabilities of $6.0 million, non-cash operating lease expense of $0.6 million and an equity investment loss of $0.7 million.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $159.4 million for the six months ended June 30, 2023 and net cash provided by investing activities was $53.2 million for the six months ended June 30, 2022. Net cash provided by investing activities for the six months ended June 30, 2023 was driven by the sale and maturities of available-for-sale debt securities of $380.8 million, partially offset by purchases of available-for-sale debt securities of $212.6 million, capital expenditures of $6.1 million and our investment in MapKure of $2.8 million. Net cash provided by investing activities for the six months ended June 30, 2022 was driven by the sale and maturities of available-for-sale debt securities of $130.2 million, partially offset by purchases of available-for-sale debt securities of $68.0 million, capital expenditures of $4.9 million and our June 2022 investment in MapKure of $4.2 million.
Net Cash Used in and Provided by Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 consisted of stock repurchased to satisfy employee tax withholding obligations on restricted stock releases, partially offset by proceeds from stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2022 consisted of proceeds from stock option exercises, partially offset by stock repurchased to satisfy employee tax withholding obligations on restricted stock releases.
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
Contractual Obligations
In October 2018, the Company entered into a lease for its corporate headquarters in Stamford, CT. In January 2022, the Company amended this lease agreement to extend the lease term through April 2028, with two five-year renewal options or one ten-year renewal option. Pursuant to the amendment, the Company is entitled to $0.5 million in tenant allowances, which may be used to offset certain future capital expenditures, and the lease payments increase by 2.5% each year commencing December 1, 2022.
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
In August 2018, the Company entered into a five-year operating lease in Durham, NC, for additional office space which houses various corporate functions including clinical development operations. In May 2023, the Company amended this lease agreement to extend the lease term through September 30, 2026, with two consecutive five-year renewal options. Pursuant to the amendment, the lease payments increase by 3.0% each year, commencing October 1, 2023.
As of June 30, 2023, the Company's future lease payments under non-cancelable leases with terms greater than one year are as follows:

(in thousands)	Operating Leases
2023	$369
2024	1,946
2025	1,999
2026	2,002
2027 and thereafter	2,550
Total lease payments	8,866
Less: imputed interest	(1,259)
Present value of lease liabilities	$7,607
During the six months ended June 30, 2023, there were no other material changes to our contractual obligations and commitments than those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in Part II Item 6. of our 2022 Form 10-K.
We enter into contracts in the normal course of business for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.
Critical Accounting Policies and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and the related disclosures in the financial statements and accompanying notes. These accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. We base our estimates on historical experience, known trends and other market-specific or relevant factors that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments; however, because future events and their effects cannot be determined with certainty, actual results may differ from those estimates, judgments or assumptions, and such differences could be material. On an ongoing basis, we evaluate our estimates, judgments and assumptions, and adjust those estimates, judgments and assumptions when facts or circumstances change. Changes in estimates are recorded in the period in which they become known. Although we believe that these estimates are reasonable, actual results could differ.
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2022 Form 10-K. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2022 Form 10-K. There have been no changes in our significant accounting policies or critical accounting estimates during the six months ended June 30, 2023.
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
Item 1A. Risk Factors
In addition to the other information contained elsewhere in this report and below, you should carefully consider the risks and uncertainties described in our “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, or 2022 Form 10-K, filed with the Securities and Exchange Commission on February 28, 2023, which could materially and adversely affect our business, prospects, financial condition and results of operations. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risk factors disclosure in our 2022 Form 10-K is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described below and in our 2022 Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. See below for additional risks and those risks which we consider materially updated from our 2022 Form 10-K.
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

10.1
Third Amended and Restated Non-Employee Director Compensation policy, dated as of February 23, 2023 (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2022).

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

SPRINGWORKS THERAPEUTICS, INC.

Date: August 2, 2023	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: August 2, 2023	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer