Form 10-Q
period 2023-09-30
SpringWorks Therapeutics, Inc.
filed 2023-11-02
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s Common Stock as of November 1, 2023 was 62,578,877.

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
•the timing of our planned regulatory submissions and interactions, including the New Drug Application, or NDA, for mirdametinib planned for submission in the first half of 2024 and the Marketing Authorisation Application for nirogacestat with the European Medicines Agency in the European Union planned for submission in the first half of 2024, the timing and outcome of decisions made by the U.S. Food and Drug Administration, or FDA, including the decision on the NDA filing for nirogacestat accepted in February 2023 by the FDA and granted priority review, which currently has a Prescription Drug User Fee Act, or PDUFA, target action date of November 27, 2023, as well as those by other regulatory authorities, investigational review boards at clinical trial sites and publication review bodies;
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
•risks associated with global economic conditions, including inflation or uncertainty caused by political violence and unrest;
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

SPRINGWORKS THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SpringWorks Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022
(in thousands, except share and per-share data)
Assets
Current assets:
Cash and cash equivalents	$98,895	$67,490
Marketable securities	323,524	524,722
Prepaid expenses and other current assets	9,964	7,548
Total current assets	432,383	599,760
Long-term marketable securities	—	4,794
Property and equipment, net	20,924	13,571
Operating lease right-of-use assets	6,465	4,698
Equity investment	3,789	4,193
Restricted cash	610	578
Other assets	3,483	2,648
Total assets	$467,654	$630,242
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$5,546	$8,010
Accrued expenses	40,332	39,242
Operating lease liabilities, current	1,161	483
Deferred revenue, current	3,244	3,314
Total current liabilities	50,283	51,049
Operating lease liabilities, long-term	6,170	4,768
Deferred revenue, long-term	16,302	16,233
Total liabilities	$72,755	$72,050
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 62,698,866 and 62,453,328 shares issued and 62,575,066 and 62,423,129 shares outstanding at September 30, 2023 and December 31, 2022, respectively.	6	6
Additional paid-in capital	1,199,806	1,130,224
Accumulated deficit	(800,712)	(569,930)
Treasury stock, at cost (123,800 and 30,199 shares of common stock at September 30, 2023 and December 31, 2022, respectively).	(3,888)	(1,341)
Accumulated other comprehensive loss	(313)	(767)
Total stockholders’ equity	394,899	558,192
Total liabilities and stockholders’ equity	$467,654	$630,242
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per-share data)	2023	2022	2023	2022
Operating expenses:
Research and development	$37,453	$36,067	$106,835	$108,194
General and administrative	46,546	35,673	137,715	94,026
Total operating expenses	$83,999	$71,740	$244,550	$202,220

Loss from operations	(83,999)	(71,740)	(244,550)	(202,220)
Interest and other income (expense):
Other expense, net	$(76)	$(74)	$(373)	$(291)
Interest income, net	5,662	912	17,344	1,482
Total interest and other income	$5,586	$838	$16,971	$1,191
Equity investment loss	(1,024)	(1,486)	(3,203)	(2,210)
Net loss	$(79,437)	$(72,388)	$(230,782)	$(203,239)

Net loss per share, basic and diluted	$(1.27)	$(1.37)	$(3.70)	$(4.04)
Weighted average common shares outstanding, basic and diluted	62,521,772	52,900,819	62,386,496	50,298,015
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(79,437)	$(72,388)	$(230,782)	$(203,239)
Changes in other comprehensive income:
Unrealized gain (loss) on marketable securities, net	39	304	454	(1,203)
Total changes in other comprehensive income	$39	$304	$454	$(1,203)
Comprehensive loss	$(79,398)	$(72,084)	$(230,328)	$(204,442)
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2022	49,458,602	$5	22,430	$(1,129)	$752,041	$(1,819)	$(423,364)	$325,734
Stock-based compensation expense					18,518			18,518
Issuance of common stock to GSK	2,050,819	—			55,454			55,454
Issuance of common stock in private placement, net of issuance costs	8,650,520	1			216,830			216,831
Issuance of common stock under at-the-market offering, net of issuance costs	2,247,500	—			67,782			67,782
Forfeitures of restricted stock awards	(19,223)							—
Exercise of stock options	24,627				377			377
Shares of common stock used to satisfy tax withholding obligations			1,205	(212)				(212)
Other comprehensive income, net of tax						304		304
Net loss							(72,388)	(72,388)
Balance at September 30, 2022	62,412,845	$6	23,635	$(1,341)	$1,111,002	$(1,515)	$(495,752)	$612,400

Balance at June 30, 2023	62,679,065	$6	114,630	$(3,624)	$1,176,686	$(352)	$(721,275)	$451,441
Stock-based compensation expense					23,099			23,099
Forfeitures of restricted stock awards	(3,939)	—						—
Restricted stock units vested	17,272	—						—
Exercise of stock options	6,468	—			21			21
Shares of common stock used to satisfy tax withholding obligations			9,170	(264)				(264)
Other comprehensive income, net of tax						39		39
Net loss							(79,437)	(79,437)
Balance at September 30, 2023	62,698,866	$6	123,800	$(3,888)	$1,199,806	$(313)	$(800,712)	$394,899

	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	49,247,985	$5	—	$—	$715,216	$(312)	$(292,513)	$422,396
Stock-based compensation expense					54,041			54,041
Issuance of common stock to GSK	2,050,819	—			55,454			55,454
Issuance of common stock in private placement, net of issuance costs	8,650,520	1			216,830			216,831
Issuance of common stock under at-the-market offering, net of issuance costs	2,247,500	—			67,782			67,782
Issuance of restricted stock awards	36,625	—						—
Forfeitures of restricted stock awards	(26,806)	—						—
Restricted stock units vested	24,369	—						—
Exercise of stock options	181,833	—			1,679			1,679
Shares of common stock used to satisfy tax withholding obligations			23,635	(1,341)				(1,341)
Other comprehensive income, net of tax						(1,203)		(1,203)
Net loss							(203,239)	(203,239)
Balance at September 30, 2022	62,412,845	$6	23,635	$(1,341)	$1,111,002	$(1,515)	$(495,752)	$612,400

Balance at December 31, 2022	62,453,328	$6	30,199	$(1,341)	$1,130,224	$(767)	$(569,930)	$558,192
Stock-based compensation expense					69,467			69,467
Forfeitures of restricted stock awards	(15,485)	—						—
Restricted stock units vested	219,142	—						—
Exercise of stock options	41,881	—			115			115
Shares of common stock used to satisfy tax withholding obligations			93,601	(2,547)				(2,547)
Other comprehensive income, net of tax						454		454
Net loss							(230,782)	(230,782)
Balance at September 30, 2023	62,698,866	$6	123,800	$(3,888)	$1,199,806	$(313)	$(800,712)	$394,899

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating activities
Net loss	$(230,782)	$(203,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,129	510
Non-cash operating lease expense	1,176	845
Stock compensation expense	69,467	54,041
Equity investment loss	3,203	2,210
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,416)	4,065
Other assets	(686)	256
Accounts payable	(2,261)	1,162
Accrued expenses	1,943	13,542
Lease liability	(863)	(301)
Deferred revenue	—	19,546
Net cash used in operating activities	$(160,090)	$(107,363)
Investing activities
Capital expenditures	(9,687)	(8,440)
Equity investments	(2,800)	(4,200)
Purchases of marketable securities	(309,276)	(67,953)
Proceeds from sale and maturity of debt securities	515,722	220,006
Net cash provided by investing activities	$193,959	$139,413
Financing activities
Proceeds from issuance of common stock to GSK	—	55,454
Proceeds from issuance of common stock in private placement, net of issuance costs	—	216,830
Proceeds from issuance of common stock under at-the-market offering, net of issuance costs	—	67,782
Treasury stock	(2,547)	(1,341)
Proceeds from stock option exercises	115	1,679
Net cash (used in) provided by financing activities	$(2,432)	$340,404
Net increase in cash and cash equivalents	31,437	372,454
Cash and cash equivalents including Restricted cash, beginning of period	68,068	104,526
Cash and cash equivalents including Restricted cash, end of period	$99,505	$476,980

Non-cash investing activities
Right-of-use assets obtained in exchange for operating lease obligations	$2,637	$5,580

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
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $800.7 million and $569.9 million, and working capital of $382.1 million and $548.7 million, as of September 30, 2023 and December 31, 2022, respectively. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.
The Company had cash, cash equivalents and marketable securities of $422.4 million and $597.0 million as of September 30, 2023 and December 31, 2022, respectively. Based on the Company's cash, cash equivalents and marketable securities as of September 30, 2023, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued.
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
3. Marketable Securities
The following table summarizes the Company’s available-for-sale marketable securities as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$253,039	$—	$(297)	$252,742
Corporate debt securities	14,926	—	(16)	14,910
Commercial paper	55,872	—	—	55,872
Total	$323,837	$—	$(313)	$323,524

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$232,229	$—	$(690)	$231,539
Non-U.S. government securities	9,388	—	(31)	9,357
Corporate debt securities	45,710	—	(44)	45,666
Commercial paper	238,160	—	—	238,160
Long-term investments:
Corporate debt securities	4,796	—	(2)	4,794
Total	$530,283	$—	$(767)	$529,516
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
The Company’s securities classified as short-term marketable securities mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of September 30, 2023, the Company did not hold any investments with maturity dates greater than five years.
As of, and for, the three and nine months ended September 30, 2023, the Company did not have any allowance for credit losses or impairments of its marketable securities.

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
As of September 30, 2023 and December 31, 2022, the Company's financial assets and liabilities measured at fair value on a recurring basis consisted of the following:

	As of September 30, 2023
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$23,911	$23,911	$—	$—
Short-term investments:
U.S. government securities	252,743	252,743	—	—
Corporate debt securities	14,909	—	14,909	—
Commercial paper	55,872	—	55,872	—
Total	$347,435	$276,654	$70,781	$—

	As of December 31, 2022
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$22,494	$22,494	$—	$—
Short-term investments:
U.S. government securities	231,539	231,539	—	—
Non-U.S. government securities	9,357	—	9,357	—
Corporate debt securities	45,666	—	45,666	—
Commercial paper	238,160	—	238,160	—
Long-term investments:
Corporate debt securities	4,794	—	4,794	—
Total	$552,010	$254,033	$297,977	$—
As of September 30, 2023 and December 31, 2022, the Company’s financial assets measured at fair value on a recurring basis using a market approach included cash equivalents, which consist of money market funds, and marketable securities, which consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
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
In June 2022, the Company made an additional investment in MapKure and purchased 4,200,000 Series B preferred units of MapKure for $4.2 million, pursuant to the terms of a Series B preferred unit purchase agreement. In January 2023, pursuant to terms of the Series B preferred unit purchase agreement, the Company purchased an additional 2,800,000 Series B preferred units of MapKure for $2.8 million. As of September 30, 2023, the Company’s ownership interest in MapKure was 38.9%.
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
The Company recognized an equity loss of $1.0 million and $3.2 million for the three and nine months ended September 30, 2023, respectively and $1.5 million and $2.2 million for the three and nine months ended September 30, 2022, respectively. The Company’s ownership interest in MapKure is included in Equity method investments. The balance of the Company’s investment was $3.8 million as of September 30, 2023, representing the maximum exposure to loss as a result of the Company’s involvement with MapKure.
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
Pursuant to the terms of the GSK License Agreement and concurrent with the execution of such agreement, the Company entered into a Stock Purchase Agreement with an affiliate of GSK, Glaxo Group Limited, or GGL, under which GGL purchased 2,050,819 shares of the Company’s Common Stock, par value $0.0001 per share, or Common Stock, in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of the Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement. The fair value of the Common Stock based on the closing price of Common Stock on the day prior to the effective date of the Stock Purchase Agreement was $55.5 million and was recorded to equity. The $19.5 million of consideration received in excess of the fair value of the Common Stock represents consideration for the license for the potential continued development and commercialization of nirogacestat in combination with GSK compounds, together with the clinical supply of nirogacestat for future belamaf clinical trials and certain research and development costs associated with nirogacestat. The Company recorded the $19.5 million as deferred revenue in September of 2022 and will recognize revenue as the corresponding performance obligation is satisfied in proportion to expenses incurred, including clinical supply and research and development expenses, associated with the GSK License Agreement. For the three and nine months ended September 30, 2023, the revenue related to the upfront consideration received from the GSK License Agreement was insignificant.

6. Accrued Expenses
Accrued expenses consists of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Accrued professional fees	$1,606	$1,780
Accrued compensation and benefits	17,046	19,142
Accrued research and development	13,814	12,321
Accrued other	7,866	5,999
Total accrued expenses	$40,332	$39,242

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
As of September 30, 2023, future lease payments under non-cancelable leases with terms greater than one year are as follows:

(in thousands)	Operating Leases
2023	$429
2024	1,476
2025	1,999
2026	2,002
2027 and thereafter	2,550
Total lease payments	8,456
Less: imputed interest	(1,125)
Present value of lease liabilities	$7,331

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
As of September 30, 2023, there was no litigation or contingency with at least a reasonable possibility of a material loss.
8. Stock-Based Compensation
2019 Equity Incentive Plan
The Company's 2019 Stock Option and Equity Incentive Plan, or 2019 Equity Incentive Plan, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares available for issuance under the 2019 Equity Incentive Plan is cumulatively increased each January 1, through and including January 1, 2030, by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee of the Company's Board of Directors.
As of September 30, 2023, there were 2,632,315 shares available for issuance in connection with future awards under the 2019 Equity Incentive Plan.
Stock-Based Awards
During the nine months ended September 30, 2023, the Company granted 2,801,624 stock option awards to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the nine months ended September 30, 2023, the Company awarded 1,358,719 restricted stock units to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the nine months ended September 30, 2023, 80,659 restricted stock awards previously issued to employees of the Company were released, 219,142 restricted stock units vested and 41,881 stock options were exercised. As of September 30, 2023, there were 6,211,502 stock options vested and exercisable.
In June 2019, the Company’s Chief Executive Officer, or CEO, received an award of 176,411 stock options, or the 2019 CEO Performance Award. During the nine months ended September 30, 2023, 11,025 options of the CEO Performance Award became exercisable upon the satisfaction of the market condition applicable to this award.
Performance Stock Units
On January 5, 2023, the CEO was granted a supplemental equity award consisting of performance-based restricted stock units, or a Performance Based RSU. The Performance-Based RSU covers a target of 284,362 shares of the Company's common stock and vests over a four-year performance period subject but not limited to the achievement of certain regulatory milestones and the CEO’s continued service with the Company. In addition, the target number of shares of the Company's common stock covered is subject to modification (upwards or downwards) by up to 25% based upon the relative total shareholder return of the Company’s shares compared to the NASDAQ Biotech Index as of the end of the performance period.
Stock-based compensation expense included in the condensed consolidated statements of operations for each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$8,502	$7,101	$25,976	$22,217
General and administrative	14,597	11,417	43,491	31,824
Total stock-based compensation expense	$23,099	$18,518	$69,467	$54,041
As of September 30, 2023, the unrecognized compensation expense related to unvested stock options, restricted stock units and restricted stock awards was $133.5 million, $36.7 million and $4.5 million, respectively, which is expected to be recognized over a weighted-average remaining period of approximately 2.54 years, 2.09 years and less than one year, respectively.
As of September 30, 2023, the Company had 11,540,679 stock options outstanding, 1,736,109 unvested restricted stock units and 125,615 unvested restricted stock awards.
9. Net Loss per Share
Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potentially dilutive securities not included in the computation of the diluted net loss per share for the periods ended September 30, 2023 and September 30, 2022, because to do so would be anti-dilutive:

	As of September 30,
	2023	2022
Common stock options issued and outstanding	11,540,679	9,133,738
Restricted stock units subject to future vesting	1,736,109	614,511
Restricted stock awards subject to future vesting	125,615	245,010
Total potentially dilutive securities	13,402,403	9,993,259

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
Our most advanced product candidate, nirogacestat, is an investigational oral, small molecule gamma secretase inhibitor in development as a monotherapy for the treatment of desmoid tumors, a rare and often debilitating and disfiguring soft tissue tumor for which there are currently no therapies approved by the U.S. Food and Drug Administration, or FDA. In December 2022, we submitted a New Drug Application, or NDA, to the FDA for nirogacestat for the treatment of adults with desmoid tumors. On February 27, 2023, we announced that the FDA accepted the NDA filing and granted priority review with an assigned Prescription Drug User Fee Act, or PDUFA, target action date of August 27, 2023. On June 2, 2023, the FDA notified the Company that it had updated the PDUFA action date for the NDA by the standard extension period of three months to allow more time to review additional analyses of previously submitted data that had been provided by the Company in response to the FDA's information requests. The updated PDUFA action date for the NDA is November 27, 2023. The FDA has granted Fast Track and Breakthrough Therapy designations to nirogacestat for the treatment of adult patients with progressive, unresectable, recurrent or refractory desmoid tumors or deep fibromatosis. Nirogacestat has also received Orphan Drug designation from the FDA for the treatment of desmoid tumors and from the European Commission for the treatment of soft tissue sarcoma. The NDA submission is supported by positive data from the Phase 3 DeFi trial, a global, randomized, double-blind, placebo-controlled trial in adult patients with desmoid tumors. These positive Phase 3 data were announced in May 2022 and subsequently published in the New England Journal of Medicine, with additional data presented at various top tier scientific conferences, including the European Society for Medical Oncology Congress (ESMO) 2022, the American Society of Clinical Oncology (ASCO) Annual Meeting 2023, and the Connective Tissue Oncology Society (CTOS) Annual Meeting 2023. The Phase 3 DeFi trial met its primary endpoint of improving progression-free survival demonstrating a statistically significant improvement for nirogacestat over placebo, with a 71% reduction in the risk of disease progression (hazard ratio (HR) = 0.29 (95% CI: 0.15, 0.55); p < 0.001). Nirogacestat also demonstrated statistically significant and clinically meaningful improvements in objective response rate and in patient-reported outcomes, all of which were prespecified secondary endpoints of the study. In addition, nirogacestat exhibited a manageable safety profile in the Phase 3 DeFi trial, with 95% of all treatment-emergent adverse events, or TEAEs, reported as Grade 1 or 2. The most frequently reported TEAEs in participants receiving nirogacestat were diarrhea, nausea, and fatigue. Furthermore, events of ovarian dysfunction, which was defined by investigator-reported events of amenorrhea, premature menopause, menopause, and ovarian failure, and which was observed in 75% of women of childbearing potential receiving nirogacestat, resolved in 74% of the affected participants.

We are actively engaged in commercial preparations to support the U.S. launch of nirogacestat, if approved, for the treatment of adults with desmoid tumors. We also expect to file a Marketing Authorisation Application with the European Medicines Agency in the European Union in the first half of 2024.

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

In hematologic malignancies, we are evaluating novel combination regimens of nirogacestat alongside B-cell maturation antigen, or BCMA, directed therapies for the treatment of multiple myeloma. We have entered into several clinical collaboration agreements with industry partners to evaluate nirogacestat in combination with several different BCMA-directed therapies. In September 2023, Regeneron initiated a Phase 1b study arm evaluating nirogacestat in combination with linvoseltamab, a bispecific antibody targeting BCMA and CD3. In July 2023, the Hellenic Society of Haematology, through a co-supported collaborative study agreement with GSK and SpringWorks, initiated a Phase 1/2 study evaluating low-dose belamaf (belantamab mafodotin-blmf) and nirogacestat in combination with lenalidomide and dexamethasone in transplant-ineligible newly diagnosed multiple myeloma patients. In June 2023, updated clinical data from the GSK-sponsored Phase 1/2 trial of nirogacestat in combination with low-dose belamaf and initial clinical data from the Janssen Research and Development, LLC, or Janssen, -sponsored Phase 1b clinical trial evaluating nirogacestat in combination with teclistamab, a bispecific antibody targeting BCMA and CD3, were presented at the European Hematology Association (EHA) 2023 Congress. The updated clinical data from the GSK-sponsored trial, as of the December 9, 2022 data cut-off date, continued to support that combining nirogacestat with a low dose of belamaf may result in comparable efficacy to a higher monotherapy belamaf dose, while simultaneously and substantially reducing the frequency of high-grade ocular adverse events. The initial clinical data from the Janssen-sponsored trial, as of the December 16, 2022 data cut-off date, represented the first clinical data set of nirogacestat in combination with a BCMA bispecific agent, with the results demonstrating high and deep response rates for the nirogacestat plus teclistamab combination across all dose levels assessed and an optimized safety profile with delayed administration of lower-dose nirogacestat. In addition to our industry collaborations, we are working with the Fred Hutchinson Cancer Research Center and Dana-Farber Cancer Institute to further explore nirogacestat’s ability to potentiate BCMA-directed therapies as part of sponsored research agreements.

In genetically defined metastatic solid tumors, our current clinical-stage efforts center on the mitogen activated protein kinase, or MAPK, pathway. We are evaluating mirdametinib for the treatment of solid tumors harboring MAPK aberrations in both monotherapy and combination approaches. In collaboration with BeiGene, Ltd., or BeiGene, we are exploring the combination of mirdametinib with BeiGene’s lifirafenib in NRAS mutant solid tumors. In addition, we are exploring the use of brimarafenib (BGB-3245) in a distinct set of genetically defined BRAF mutated tumors via MapKure, LLC an entity jointly owned by us and BeiGene. In April 2023, we presented clinical data from both the ongoing Phase 1b trial evaluating mirdametinib in combination with lifirafenib in patients with advanced or refractory solid tumors with RAS mutations, RAF mutations and other MAPK pathway aberrations and the ongoing Phase 1a/1b trial evaluating brimarafenib in patients with advanced or refractory solid tumors harboring MAPK pathway aberrations at the American Association for Cancer Research (AACR) Annual Meeting. These clinical data showed manageable safety profiles and clinical activity in various solid tumors with MAPK pathway aberrations. Dose expansion studies are currently ongoing for each program. In February 2023, the first patient was dosed in a Phase 1/2a open-label, dose escalation and expansion trial evaluating mirdametinib in combination with brimarafenib in patients with advanced solid tumors harboring MAPK mutations, and patients continue to be enrolled. In August 2023, MapKure submitted an IND application for a combination study of brimarafenib with panitumumab, a monoclonal antibody targeting EGFR, in colorectal and pancreatic cancer patients with known MAPK pathway mutations and expects to initiate a Phase 1/2a study in the first quarter of 2024. In academic-sponsored studies supported by SpringWorks, mirdametinib is being evaluated for the treatment of low-grade gliomas in children and young adults and other advanced solid tumors harboring various MAPK-activating mutations.

Furthermore, we intend to continue to build our portfolio with assets that have strong biological rationales and validated mechanisms of action, such as the TEA Domain, or TEAD, inhibitor program that we in-licensed from Katholieke Universiteit Leuven and the Flanders Institute for Biotechnology, and the portfolio of epidermal growth factor receptor small molecule inhibitors that we in-licensed from Dana-Farber Cancer Institute. In the fourth quarter of 2022, we nominated a TEAD inhibitor development candidate, SW-682, and we plan to file an Investigational NDA for SW-682 in the fourth quarter of 2023. We continue to invest in our R&D infrastructure to support both our drug discovery capabilities and our translational medicine activities for development programs.

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
We expect our research and development expenses to increase for the foreseeable future as we continue to invest in activities related to developing our product candidates and our preclinical programs, and as certain product candidates advance into later stages of development, including nirogacestat, for which we submitted an NDA in December 2022, and mirdametinib with the ReNeu trial. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
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
Results of Operations
Comparison of the three months ended September 30, 2023 and September 30, 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$37,453	$36,067	$1,386	4%
General and administrative	46,546	35,673	10,873	30%
Total operating expenses	83,999	71,740	12,259	17%
Loss from operations	(83,999)	(71,740)	(12,259)	17%
Interest and other income (expense):
Other expense, net	(76)	(74)	(2)	3%
Interest income, net	5,662	912	4,750	521%
Total interest and other income	5,586	838	4,748	567%
Equity investment loss	(1,024)	(1,486)	462	(31)%
Net loss	$(79,437)	$(72,388)	$(7,049)	10%
Research and Development
Research and development expense was $37.5 million for the three months ended September 30, 2023, an increase of $1.4 million or 4% from $36.1 million for the three months ended September 30, 2022.
The increase in research and development expense was primarily attributable to an increase of $3.2 million in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense, partially offset by a decrease of $1.8 million in external costs related to drug manufacturing, clinical trials and other research.
General and Administrative
General and administrative expense was $46.5 million for the three months ended September 30, 2023, an increase of $10.9 million or 30% from $35.7 million for the three months ended September 30, 2022.

The increase in general and administrative expense was largely attributable to commercial readiness activities to support the U.S. launch of nirogacestat, if approved, for the treatment of adults with desmoid tumors. The increase in general and administrative expense included a $8.0 million increase in internal costs and a $2.8 million increase in consulting and professional services. The increase in internal costs was attributable to the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense, driven by the growth of our commercial organization, which included establishing certain sales, marketing, and commercialization functions. The increase in consulting and professional services was also primarily attributable to commercial readiness activities as we expand the capabilities of the organization.
Interest and Other Income
The increase in interest and other income was driven by an increase in interest income, net, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase was attributable to higher market yield and increased cash from financing activities during the year ended December 31, 2022.
Comparison of the nine months ended September 30, 2023 and September 30, 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$106,835	$108,194	$(1,359)	(1)%
General and administrative	137,715	94,026	43,689	46%
Total operating expenses	244,550	202,220	42,330	21%
Loss from operations	(244,550)	(202,220)	(42,330)	21%
Interest and other income (expense):
Other expense, net	(373)	(291)	(82)	28%
Interest income, net	17,344	1,482	15,862	1070%
Total interest and other income	16,971	1,191	15,780	1325%
Equity investment loss	(3,203)	(2,210)	(993)	45%
Net loss	$(230,782)	$(203,239)	$(27,543)	14%
Research and Development
Research and development expense was $106.8 million for the nine months ended September 30, 2023, a decrease of $1.4 million or 1% from $108.2 million for the nine months ended September 30, 2022.
The decrease in research and development expense was primarily attributable to a decrease of $8.3 million in external costs related to drug manufacturing, clinical trials and other research, partially offset by an increase of $7.0 million in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense.
General and Administrative
General and administrative expense was $137.7 million for the nine months ended September 30, 2023, an increase of $43.7 million or 46% from $94.0 million for the nine months ended September 30, 2022.
The increase in general and administrative expense was largely attributable to commercial readiness activities to support the U.S. launch of nirogacestat, if approved, for the treatment of adults with desmoid tumors. The increase in general and administrative expense included a $27.6 million increase in internal costs and a $16.1 million increase in consulting and professional services. The increase in internal costs was attributable to the growth in employee costs associated with increases in the number of personnel, including an increase in stock-based compensation expense, driven by the growth of our commercial organization, which included establishing certain sales, marketing, and commercialization functions. The increase in consulting and professional services was also primarily attributable to commercial readiness activities as we expand the capabilities of the organization.
Interest and Other Income
The increase in interest and other income was driven by an increase in interest income, net, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was attributable to higher market yield and increased cash from financing activities during the year ended December 31, 2022.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $230.8 million and $203.2 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. We had an accumulated deficit of $800.7 million and $569.9 million as of September 30, 2023 and December 31, 2022, respectively. Based on our cash, cash equivalents and marketable securities balances as of September 30, 2023, management estimates that our liquidity position will enable us to meet operating expenses through at least twelve months after the date that this Quarterly Report is filed. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(160,090)	$(107,363)
Net cash provided by investing activities	193,959	139,413
Net cash (used in) provided by financing activities	(2,432)	340,404
Net increase in cash and cash equivalents	31,437	372,454
Cash and cash equivalents including Restricted cash, beginning of period	68,068	104,526
Cash and cash equivalents including Restricted cash, end of period	$99,505	$476,980
Net Cash Used in Operating Activities
Net cash used in operating activities was $160.1 million for the nine months ended September 30, 2023, which was driven by a net loss of $230.8 million and a net decrease from changes in operating assets and liabilities of $4.3 million, partially offset by stock-based compensation expense of $69.5 million, equity investment loss of $3.2 million, non-cash operating lease and depreciation expense of $2.3 million. Net cash used in operating activities was $107.4 million for the nine months ended September 30, 2022, which was driven by a net loss of $203.2 million, partially offset by stock-based compensation expense of $54.0 million, a net increase from changes in operating assets and liabilities of $38.3 million, an equity investment loss of $2.2 million and non-cash operating lease expense of $0.8 million.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2023, which was driven by the sale and maturities of available-for-sale debt securities of $515.7 million, partially offset by purchases of available-for-sale debt securities of $309.3 million, capital expenditures of $9.7 million and our investment in MapKure of $2.8 million. Net cash provided by investing activities for the nine months ended September 30, 2022, which was driven by the sale and maturities of available-for-sale debt securities of $220.0 million, partially offset by purchases of available-for-sale debt securities of $68.0 million, capital expenditures of $8.4 million and our June 2022 investment in MapKure of $4.2 million.
Net Cash Used in and Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 consisted of stock repurchased to satisfy employee tax withholding obligations on restricted stock releases, partially offset by proceeds from stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2022 of $340.4 million was driven by proceeds from issuance of Common Stock of $340.1 million.
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
As of September 30, 2023, the Company's future lease payments under non-cancelable leases with terms greater than one year are as follows:

(in thousands)	Operating Leases
2023	$429
2024	1,476
2025	1,999
2026	2,002
2027 and thereafter	2,550
Total lease payments	8,456
Less: imputed interest	(1,125)
Present value of lease liabilities	$7,331
During the nine months ended September 30, 2023, there were no other material changes to our contractual obligations and commitments than those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in Part II Item 6. of our 2022 Form 10-K.
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
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2022 Form 10-K. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2022 Form 10-K. There have been no changes in our significant accounting policies or critical accounting estimates during the nine months ended September 30, 2023.
Item 3. Quantitative and Qualitative Disclosure About Market Risk

There were no material changes to our market risks from those described in Part II Item 7A. Quantitative and qualitative disclosures about market risk of our 2022 Form 10-K.
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
Item 1A. Risk Factors
In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, or 2022 Form 10-K, filed with the Securities and Exchange Commission on February 28, 2023 and in Part II. Item 1A—Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, or Q2 Form 10-Q, filed with the Securities and Exchange Commission on August 2, 2023, which could materially and adversely affect our business, prospects, financial condition and results of operations. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risk factors disclosure in our 2022 Form 10-K and our Q2 Form 10-Q is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2022 Form 10-K and Q2 Form 10-Q are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as set forth in our Q2 Form 10-Q, there have been no material changes in our risk factors previously disclosed in our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the period covered by this Quarterly Report on Form 10-Q, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.
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

4.3
Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 12, 2020).

4.4
Amendment to the Amended and Restated Investors’ Rights Agreement, dated as of February 25, 2021 (Incorporated by Reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchanges Commission on February 25, 2021).

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
_____________________________________________
*Filed herewith.
†This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGWORKS THERAPEUTICS, INC.

Date: November 2, 2023	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: November 2, 2023	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer