Form 10-K
period 2023-12-31
SpringWorks Therapeutics, Inc.
filed 2024-02-27
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,600,965,538.
The number of outstanding shares of the registrant’s common stock as of February 21, 2024 was 73,786,845.
Documents Incorporated by Reference
The registrant's definitive proxy statement relating to the annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2023 and is incorporated by reference in Part III to the extent described herein.

SpringWorks Therapeutics
Annual Report on Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, these forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the success, cost and timing of our product development activities and clinical trials, the initiation and completion of any other clinical trials and related preparatory work, the expected timing of the availability of results of our clinical trials, and the potentially registrational nature of the Phase 2b clinical trial of mirdametinib in patients with neurofibromatosis type 1–plexiform neurofibromas, or NF1-PN;
•our ability to commercialize OGSIVEOTM (nirogacestat), including our ability to successfully establish and maintain commercial manufacturing and supply chains for OGSIVEO, and our expectations regarding the size and growth potential of the commercial markets for OGSIVEO;
•our plans to rely on the results from our potentially registrational Phase 2b clinical trial of mirdametinib for patients with NF1-PN to support a New Drug Application, or NDA, and timing in connection therewith;
•our ability and our partners’ ability to successfully complete clinical trials of our product candidates for additional uses, and in combination with other agents;
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
•our ability to obtain and maintain regulatory approval for our product candidates, and any related restrictions, limitations or warnings in the label of an approved product;
•the timing of our planned regulatory submissions and interactions, including our NDA for mirdametinib planned for submission in the first half of 2024 and the timing and outcome of decisions made by the European Medicines Agency, or EMA, including the decision on the Marketing Authorisation Application, or MAA, filing for nirogacestat that we submitted in February 2024, as well as those by other regulatory authorities, investigational review boards at clinical trial sites and publication review bodies;
•the potential benefit of orphan drug exclusivity, Orphan Drug Designation, Fast Track Designation, Breakthrough Therapy Designation, and Rare Pediatric Disease Designation for nirogacestat, mirdametinib and any other of our product candidates that may receive one or more of these designations;
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
•risks associated with global economic conditions, including inflation or uncertainty caused by political violence and unrest, including the ongoing global and regional conflicts;
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

PART I
Item 1. Business
Company overview

We are a commercial-stage biopharmaceutical company applying a precision medicine approach to developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. We have a differentiated portfolio of small molecule targeted oncology assets, including one approved product and several clinical candidates, and are advancing programs in both rare tumor types as well as highly prevalent, genetically defined cancers.

OGSIVEO™ (nirogacestat) is our first commercial product. OGSIVEO was approved by the United States Food and Drug Administration, or FDA, on November 27, 2023. OGSIVEO is a novel, oral, selective gamma secretase inhibitor that is the first and only FDA-approved therapy for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. Nirogacestat is also in clinical development as a monotherapy for the treatment of ovarian granulosa cell tumors, or GCT, a subtype of ovarian cancer; we are also evaluating novel combination regimens of nirogacestat alongside B-cell maturation antigen, or BCMA, directed therapies for the treatment of multiple myeloma.

Mirdametinib is an investigational oral, small molecule MEK inhibitor that is currently in late-stage development for the treatment of neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN. On November 16, 2023, we announced positive topline results from our potentially registrational Phase 2b ReNeu trial of mirdametinib in adult and pediatric patients with NF1-PN. We expect these positive data to support submission of a New Drug Application, or NDA, to the FDA in the first half of 2024 for mirdametinib for the treatment of NF1-PN. Further, we are evaluating mirdametinib for the treatment of solid tumors harboring mitogen activated protein kinase, or MAPK, pathway aberrations in both monotherapy and combination approaches.

Brimarafenib is an investigational oral, small molecule, next-generation RAF dimer inhibitor that we are also advancing in the clinic in a distinct set of genetically defined BRAF mutated tumors via MapKure, LLC, an entity jointly owned by us and BeiGene, Ltd.

SW-682 is an investigational oral, small molecule TEA Domain, or TEAD, inhibitor that we are evaluating in Hippo-mutant solid tumors. In the first quarter of 2024, the FDA cleared our investigational New Drug Application, or IND, for SW-682 for clinical evaluation, and we anticipate commencing our Phase 1a trial in the first half of 2024.

We have additional discovery programs that represent potentially first-in-class and best-in-class product candidates designed to address tumors where no or limited treatment options exist. We continue to invest in our R&D infrastructure in a focused manner in order to support both our drug discovery capabilities and our translational medicine activities for development programs. We also plan to continue entering into shared-value partnerships to maximize the potential of our therapies to transform the lives of oncology patients.
Our strategy
Our goal is to be an industry leader in rare diseases and targeted oncology to improve the lives of patients suffering from such illnesses.

We have set the following strategic priorities for the business:

•Successfully commercialize OGSIVEO in the United States, and seek regulatory approval for OGSIVEO in other jurisdictions to further serve the global desmoid tumor patient community;

•Efficiently advance mirdametinib towards marketing approval for the treatment of adults and children with NF1-PN based upon the positive topline data from our potentially registrational Phase 2b ReNeu trial that was disclosed on November 16, 2023;

•Expand the opportunity for nirogacestat and mirdametinib to serve patients in rare oncology indications and more prevalent, genetically defined cancers, either alone or in partnership with others;

•Deliver new medicines to underserved patient populations using a focused and efficient approach including through the continued development of earlier stage product candidates, such as brimarafenib, SW-682, and our preclinical portfolio; and

•Maximize the potential of our portfolio through strategic partnerships and continue to deploy our value-driven approach to discovering, acquiring and developing new medicines to further expand our pipeline.

We believe that strong execution of these prioritized activities will position SpringWorks to realize our mission of developing and delivering life-changing medicines for people with devastating cancers.
Our product and product candidates

Our product portfolio consists of OGSIVEO, our first approved product, and several clinical-stage candidates under investigation for additional underserved patient populations.
OGSIVEO (nirogacestat)

OGSIVEO is a commercially available, novel, oral, selective gamma secretase inhibitor that has received FDA approval in the United States for the treatment of adult patients with progressing desmoid tumors who require systemic treatment.

Gamma secretase is a protease complex that cleaves numerous transmembrane proteins, including amyloid precursor protein, or APP, Notch, HER4, E-cadherin, N-cadherin, BCMA and CD44. Cleavage of these transmembrane proteins by gamma secretase leads to a variety of signaling events that result from the untethering of the cytoplasmic domains of these proteins. Several of gamma secretase’s substrates have been implicated in a variety of diseases, including APP in Alzheimer’s disease and BCMA and Notch in cancer, forming the rationale for evaluating gamma secretase as a therapeutic target in various rare diseases, and more prevalent cancer types.
OGSIVEO approval and launch

On November 27, 2023, the FDA approved OGSIVEO (nirogacestat) for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. The FDA previously granted Fast Track and Breakthrough Therapy designations to nirogacestat for the treatment of adult patients with progressive, unresectable, recurrent or refractory desmoid tumors or deep fibromatosis; nirogacestat also received Orphan Drug Designation from the FDA for the treatment of desmoid tumors and from the European Commission for the treatment of soft tissue sarcoma.

The FDA approval of OGSIVEO was based on the results from the Phase 3 DeFi trial, which were published in the March 9, 2023 edition of the New England Journal of Medicine. DeFi is a global, randomized (1:1), double-blind, placebo-controlled Phase 3 trial evaluating the efficacy, safety and tolerability of nirogacestat in adult patients with progressing desmoid tumors. The study randomized 142 patients to receive 150 mg of nirogacestat or placebo twice daily. OGSIVEO met the primary endpoint of improving progression-free survival (PFS), demonstrating a statistically significant improvement over placebo with a 71% reduction in the risk of disease progression (hazard ratio (HR) = 0.29 (95% CI: 0.15, 0.55); p< 0.001). Median PFS was not reached in the OGSIVEO arm and was 15.1 months in the placebo arm. Confirmed objective response rate (ORR) based on RECIST v1.1 was 41% with OGSIVEO versus 8% with placebo (p<0.001); the complete response rate was 7% in the OGSIVEO arm and 0% in the placebo arm. The median time to first response was 5.6 months with OGSIVEO and 11.1 months with placebo. PFS and ORR improvements were in favor of OGSIVEO regardless of baseline characteristics including sex, tumor location, tumor focality, treatment status, previous treatments, mutational status, and history of familial adenomatous polyposis. OGSIVEO also demonstrated early and sustained improvements in patient-reported outcomes (PROs), including pain, desmoid tumor-specific symptoms, physical/role function, and overall health-related quality of life. OGSIVEO exhibited a manageable safety and tolerability profile. The most common adverse events (>15%) reported in patients receiving OGSIVEO were diarrhea, ovarian toxicity, rash, nausea, fatigue, stomatitis, headache, abdominal pain, cough, alopecia, upper respiratory tract infection, and dyspnea. Warnings & Precautions include diarrhea, ovarian toxicity, hepatotoxicity, non-melanoma skin cancers, electrolyte abnormalities, and embryo-fetal toxicity.

OGSIVEO is the first and only FDA-approved treatment indicated specifically for desmoid tumors. In December 2023, the NCCN Clinical Practice Guidelines in Oncology, or NCCN Guidelines®, were updated to recommend nirogacestat as an NCCN Category 1, Preferred treatment option for desmoid tumors.

We are advancing a targeted launch strategy focused on positioning OGSIVEO as the potential standard of care for adult desmoid tumor patients. To support commercialization of OGSIVEO, we have assembled a U.S. commercial field organization of 35 territory business managers plus regional business directors.

We are also seeking to expand the reach of OGSIVEO to additional geographies and submitted a Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, in February 2024. Beyond the United States and Europe, we continue to evaluate additional territories in which to potentially commercialize OGSIVEO.
Ongoing development

We are also developing nirogacestat for the potential treatment of ovarian GCT and, in combination with agents that target BCMA, multiple myeloma, where significant unmet medical need exists despite currently available therapies.
Nirogacestat for treatment of ovarian granulosa cell tumors

Ovarian GCT are the most common type of sex cord stromal tumor, accounting for approximately 5-7% of all ovarian cancers, and are driven by activating mutations in the FOXL2 transcription factor. There are currently no FDA-approved treatments for ovarian GCT. Gamma secretase inhibitors, or GSIs, have been shown to be inhibitors of the Notch signaling pathway. Preclinically, inhibition of the Notch pathway by a gamma secretase inhibitor was shown to decrease proliferation and viability of the FOXL2-mutated granulosa tumor cell line. Based on this rationale, we are evaluating nirogacestat’s potential as a treatment for patients with ovarian GCT. In September 2022, we announced that the first patient had been dosed in a Phase 2 trial evaluating nirogacestat as a monotherapy in adult patients with recurrent ovarian GCT, and in May 2023, we announced full enrollment of the trial. We expect to report initial data from the trial in the second half of 2024.
Nirogacestat in combination with BCMA-targeted agents

BCMA is a cell surface protein universally expressed on multiple myeloma, or MM, cells, and the clinical activity of monotherapy BCMA-targeted agents have been demonstrated in this indication. GSIs have been shown to increase BCMA expression on MM cells. Activity of this combination mechanism has been observed in multiple preclinical models of MM using BCMA-directed therapies in combination with GSIs, as well as in initial clinical data. We believe this combination, as compared to BCMA-directed therapies alone, may provide a meaningful clinical benefit to MM patients by improving response rates, prolonging the duration of clinical benefit, or reducing the side effect profile by enabling administration at a lower dose.

We are evaluating this novel combination therapy approach through clinical collaborations with several industry partners. In June 2019, we entered a clinical collaboration with GlaxoSmithKline, or GSK, or the GSK Collaboration Agreement, to explore the combination of nirogacestat with their BCMA-targeted ADC, belantamab mafodotin, or belamaf, in patients with relapsed or refractory multiple myeloma, or RRMM. In September 2022, we expanded the GSK Collaboration Agreement to include the potential for continued development and commercialization of the combination of belamaf and nirogacestat in earlier lines of treatment, including in newly diagnosed MM patients.

We have entered into other separate non-exclusive clinical collaborations with several industry partners, each of whom is developing one or more BCMA-targeted therapies. Each partner is responsible for the conduct and expenses of a clinical trial to evaluate the combination of nirogacestat with its respective BCMA agent in RRMM.

In September 2023, Regeneron initiated a Phase 1b study arm evaluating nirogacestat in combination with linvoseltamab, a bispecific antibody targeting BCMA and CD3. In July 2023, the Hellenic Society of Haematology, through a co-supported collaborative study agreement with GSK and SpringWorks, initiated a Phase 1/2 study evaluating low-dose belamaf and nirogacestat in combination with lenalidomide and dexamethasone in transplant-ineligible newly diagnosed MM patients.

In June 2023, updated clinical data from the GSK-sponsored Phase 1/2 trial of nirogacestat in combination with low-dose belamaf and initial clinical data from the Janssen Research and Development, LLC, or Janssen, -sponsored Phase 1b clinical trial evaluating nirogacestat in combination with teclistamab, a bispecific antibody targeting BCMA and CD3, were presented at the European Hematology Association 2023 Congress. The updated clinical data from the GSK-sponsored trial, as of the December 9, 2022 data cut-off date, continued to support that combining nirogacestat with a low dose of belamaf may result in comparable efficacy to a higher monotherapy belamaf dose, while substantially reducing the frequency of high-grade ocular adverse events. The initial clinical data from the Janssen-sponsored trial, as of the December 16, 2022 data cut-off date, represented the first clinical data set of nirogacestat in combination with a BCMA bispecific agent, with the results demonstrating high and deep response rates for the nirogacestat plus teclistamab combination across all dose levels assessed and an optimized safety profile with delayed administration of lower-dose nirogacestat.
Mirdametinib

Mirdametinib is an investigational oral, small molecule inhibitor of MEK1 and MEK2. MEK proteins occupy a pivotal position in the MAPK pathway, a key signaling network that regulates cell growth and survival and plays a central role in multiple oncology and rare disease indications.

We are initially investigating mirdametinib as a monotherapy for the potential treatment of patients with NF1-PN, a rare disorder characterized by mutations in the MAPK pathway that lead to the growth of peripheral nerve sheath tumors, which cause significant pain, disfigurement and morbidity. In October 2018 and July 2019, the FDA and European Commission, respectively, granted mirdametinib Orphan Drug Designation for the treatment of NF1, and in May 2019, the FDA granted mirdametinib Fast Track Designation for the treatment of NF1-PN. In July 2023, the FDA also granted mirdametinib Rare Pediatric Disease Designation for the treatment of NF1, and as such, if approved, mirdametinib will be eligible to receive a priority review voucher. On November 16, 2023, we announced positive topline results from our potentially registrational Phase 2b ReNeu trial.

In addition to our monotherapy program in NF1-PN, we believe that mirdametinib holds promise as part of targeted combination therapies in oncology and for the treatment of other genetically defined tumors, with multiple regimens currently in clinical development.

Phase 2b ReNeu trial in NF1-PN

In the fourth quarter of 2019, we initiated the potentially registrational ReNeu clinical trial. The ReNeu trial is a Phase 2b, longitudinal, open-label clinical trial designed to evaluate the efficacy, safety and tolerability of mirdametinib in patients at least two years of age with an inoperable NF1-PN that is causing significant morbidity or major deformity. Mirdametinib was administered orally at a 2 mg/m2 BID dose with a maximum dose of 4 mg BID (without regard to food). Dosing occurred on a four-week cycle with a three weeks-on, one week-off schedule, lasting for up to 24 cycles.

The ReNeu trial enrolled 114 patients in two cohorts (pediatric and adult) across 50 sites in the United States. The primary endpoint was confirmed objective response rate (ORR), defined as ≥ 20% reduction in target tumor volume as measured by MRI and assessed by Blinded Independent Central Review (BICR). On November 16, 2023, we announced positive topline results from ReNeu. As of the data cutoff date of September 20, 2023, 52% (29/56) of pediatric patients and 41% (24/58) of adult patients had BICR confirmed objective responses within the 24-cycle treatment period (cycle length: 28 days). An additional pediatric patient and two additional adult patients achieved confirmed objective responses after Cycle 24 in the long-term follow up phase of the trial, where patients continue to receive mirdametinib treatment. Median best percent change from baseline in target tumor volume was -42% and -41% in the pediatric and adult cohorts, respectively. As of the data cut-off, the median duration of treatment was 22 months in both the pediatric and adult cohorts. Median duration of response was not reached in either cohort. Pediatric and adult patients in the ReNeu trial also experienced statistically significant improvements from baseline in pain, quality of life, and physical function, as assessed across multiple patient-reported outcome (PRO) tools.

Mirdametinib was generally well tolerated in the ReNeu trial, with the majority of adverse events (AEs) being Grade 1 or Grade 2. The most frequently reported AEs were rash, diarrhea, and vomiting in the pediatric cohort and rash, diarrhea, and nausea in the adult cohort. 25% of pediatric patients and 16% of adult patients experienced a Grade 3 or higher treatment-related AE.

We believe the results from the ReNeu trial demonstrate a compelling clinical profile and potentially transformative benefit across measures of both safety and efficacy. With these data, we believe mirdametinib has the potential to be the best-in-class therapy for children and the first approved treatment for adults with NF1-PN. We plan to submit an NDA for mirdametinib to the FDA in the first half of 2024. Additional data are expected to be presented at an upcoming medical conference in the first half of 2024 and to be submitted for publication in a peer-reviewed journal.

Ongoing development

The MAPK pathway, which relies upon the RAS-RAF-MEK-ERK signaling cascade, represents a central biological pathway in all human cells that is responsible for helping to regulate cellular transcription, proliferation and survival. Given its direct regulation of ERK, which directly controls downstream signaling through the MAPK pathway, MEK occupies a pivotal position in this signaling cascade and represents a rational therapeutic target for addressing indications where overactivation of the MAPK pathway contributes significantly to disease onset and/or progression. We believe that by vertically inhibiting two key, adjacent constituents of the MAPK pathway, the combination of mirdametinib and a RAF inhibitor can potentially address the resistance mechanisms and feedback loops that have prevented development of therapies for many devastating cancers harboring MAPK pathway gene mutations, such as those in RAS, RAF and NF1.

As such, additional efforts are underway to assess mirdametinib as part of combination regimens in oncology and for the treatment of other genetically defined tumors where the MAPK pathway is implicated. Our first effort is evaluating mirdametinib in combination with BeiGene’s RAF dimer inhibitor, lifirafenib (BGB-283). A Phase 1b/2 clinical trial being conducted by BeiGene was initiated in May 2019, enrolling patients in the United States and Australia with advanced or refractory solid tumors harboring relevant genetic mutations in the MAPK pathway. We most recently presented clinical data from this trial at the American Association for Cancer Research, or AACR, Annual Meeting 2023. The dose expansion portion of the study was initiated in the third quarter of 2023 in NRAS-mutated solid tumors.

In February 2023, we also dosed the first patient in a Phase 1/2a open-label, dose escalation and expansion trial evaluating mirdametinib in combination with brimarafenib (BGB-3245) in patients with advanced solid tumors harboring MAPK-activating mutations. This trial is currently enrolling patients in the United States and Australia.

We are also evaluating mirdametinib for the treatment of solid tumors harboring other MAPK aberrations, in both monotherapy and combination approaches, including for the treatment of pediatric and young adult patients with low-grade gliomas, in an ongoing Phase 1/2 clinical trial being conducted by St. Jude Children’s Research Hospital.

Brimarafenib (BGB-3245)

In June 2019, we announced the formation of MapKure, which is jointly owned by us and BeiGene. BeiGene licensed to MapKure exclusive rights to brimarafenib, a novel, investigational oral, selective small molecule inhibitor of monomeric and dimeric forms of activating BRAF mutations, including V600 BRAF mutations, non-V600 BRAF mutations and RAF fusions. MapKure is advancing brimarafenib through clinical development for solid tumor patients harboring BRAF driver mutations and BRAF fusions that were observed to be sensitive to the compound in preclinical studies. We believe that BGB-3245 may be unique in its BRAF binding and disassociation properties, potentially enabling differentiated antitumor activity as compared to other known RAF inhibitors. Furthermore, BRAF fusion proteins have recently been described as drivers of cancer cell growth, with recent literature suggesting that these mutations may account for 0.3% of all human cancers.

In February 2020, MapKure, BeiGene and SpringWorks announced the initiation of a Phase 1 dose-escalation and expansion clinical trial evaluating brimarafenib in adult patients with advanced or refractory solid tumors harboring specific genetic mutations that based on preclinical results are predicted to be sensitive to treatment with brimarafenib. We most recently presented clinical data from the ongoing Phase 1a/1b trial evaluating brimarafenib in patients with advanced or refractory solid tumors harboring MAPK pathway aberrations at the AACR Annual Meeting in April 2023. These clinical data showed manageable safety profiles and clinical activity in various solid tumors with MAPK pathway aberrations. Dose expansion studies are currently ongoing and we anticipate sharing updated data in the second half of 2024.

In August 2023, MapKure submitted an IND application for a combination study of brimarafenib with panitumumab, a monoclonal antibody targeting EGFR, in colorectal and pancreatic cancer patients with known MAPK pathway mutations; MapKure expects to initiate a Phase 1b trial in the first quarter of 2024.

In addition to our significant, but non-controlling equity ownership in MapKure, we have one seat on each of MapKure’s joint steering committee and its board of directors. We are also contributing to the clinical development of brimarafenib and other operational activities through a service agreement with MapKure.

Other pipeline programs

We intend to continue to build our portfolio with assets that have strong biological rationales and validated mechanisms of action. Our early-stage pipeline includes SW-682, an investigational oral, small molecule TEA Domain, or TEAD, inhibitor that we in-licensed from Katholieke Universiteit Leuven and the Flanders Institute for Biotechnology in 2021 and are evaluating in Hippo-mutant solid tumors. We believe TEAD inhibition represents an emerging approach for addressing multiple biomarker-

defined cancers characterized by aberrant Hippo pathway signaling, which is genetically altered in up to 10% of cancers. In the fourth quarter of 2023, we filed an IND for SW-682, which was cleared by the FDA in the first quarter of 2024. We plan to initiate a Phase 1 trial of SW-682 in Hippo mutant solid tumors in the first half of 2024. Additionally, we are pursuing development of discovery programs that represent potentially first-in-class and best-in-class product candidates designed to address tumors where no or limited treatment options exist.

Disease and market overview

Our portfolio of small molecule targeted oncology product candidates is designed to address both rare tumor types and highly prevalent, genetically defined cancers where we believe there is a significant unmet need. Information on the diseases and related markets that may be addressed by our programs is set forth below.

Desmoid tumors

Desmoid tumors, also referred to as aggressive fibromatosis or desmoid-type fibromatosis, are rare, locally aggressive, invasive soft tissue tumors that can occur in both children and adults. These tumors are characterized by a growth pattern that can invade surrounding healthy tissues, including joints, muscle and viscera. Depending on tumor size, aggressiveness of growth pattern and location, desmoid tumors can cause severe morbidities such as pain, disfigurement, internal bleeding and debilitating impairment on range of motion. Desmoid tumors typically occur in patients between the ages of 15 and 60 years old and are more commonly diagnosed in the third and fourth decades of life, with a two-to-three times higher prevalence in females. The annual incidence is estimated to be 1,000 to 1,650 new desmoid tumor patients diagnosed each year in the United States. Desmoid tumors are generally routine to diagnose and are usually first noted upon physical examination or by using various imaging techniques, such as ultrasound, computed tomography, or CT, or magnetic resonance imaging, or MRI. Desmoid tumors, despite being highly morbid, typically have a limited impact on mortality. Due to this limited impact on overall lifespan and historical lack of effective treatment options, we believe that there is a sizable prevalent pool of desmoid tumor patients who could potentially benefit from an effective, FDA-approved treatment.

Prior to the approval of OGSIVEO, treatment options for desmoid tumors were limited and often had low success rates. Historically, many desmoid tumors were treated with surgical resection. However, up to 77% of patients undergoing surgery will relapse depending on patient age, tumor location and tumor size. In recent years, desmoid tumor treatment guidelines have increasingly shifted towards recommending systemic treatment as the first-line intervention for desmoid tumors, instead of surgery, for most tumor locations. Systemic therapies have been used off-label to treat desmoid tumors, with varying degrees of activity and tolerability. These therapies include chemotherapeutic agents, such as liposomal doxorubicin and vinblastine/methotrexate, non-steroidal anti-inflammatory drugs, anti-hormonal therapies and tyrosine kinase inhibitors. Based on market research studies with feedback from over 400 physicians who manage patients with desmoid tumors, we believe that approximately 50% of patients receiving a locoregional intervention, such as surgery, or off-label systemic therapies will not have a satisfactory treatment outcome and will require subsequent treatment for their desmoid tumors. Additionally, we believe that up to 90% or more of patients will eventually receive an active intervention. Based on this market research, we estimate that, in any given year over the next decade, approximately 5,500 to 7,000 desmoid tumor patients will be actively managed in the United States.

OGSIVEO is the first and only FDA-approved therapy for desmoid tumors, with approval received on November 27, 2023. OGSIVEO is indicated for adult patients with progressing desmoid tumors who require systemic treatment. In December 2023, the NCCN Guidelines® were updated to recommend nirogacestat as an NCCN Category 1, Preferred treatment option for desmoid tumors.

Ovarian granulosa cell tumors

Ovarian GCT are the most common type of sex cord stromal tumor, accounting for approximately 5-7% of all ovarian cancers. The annual incidence of ovarian GCT patients in the United States is approximately 1,000 to 1,500 patients. These tumors can be divided into two subtypes: adult ovarian GCT and juvenile ovarian GCT, which occur in patients under the age of 30 years old. Approximately 95% of diagnosed ovarian GCT are adult ovarian GCT. Both subtypes are characterized by indolent growth, and the majority of adult ovarian GCT are diagnosed at an early stage. Symptoms of ovarian GCT include abdominal pain and abnormal vaginal bleeding, and some cases may also present with menorrhagia, irregular menstruation, or amenorrhea in women of reproductive age. There are currently no FDA-approved treatments for ovarian GCT. Surgery is the primary treatment option and aims to achieve histological diagnosis, an appropriate staging and complete debulking of disease. In patients with early-stage disease and those in reproductive age, unilateral salpingo-oophorectomy with peritoneal staging is indicated. The probability of post-surgical recurrence in adult ovarian GCT patients is high, approximately 44%, typically occurring within the first 10 years of diagnosis. Platinum-based chemotherapy and/or radiotherapy are used in advanced or unresectable disease, although with modest benefit. Therefore, additional treatment options are needed for recurrent disease.

Multiple myeloma

MM is a plasma cell neoplasm with substantial morbidity and mortality and is the second most common hematologic malignancy in the United States accounting for approximately 10% of all hematologic cancers. The NCI surveillance, epidemiology and end results program estimated that in 2016 there were approximately 130,000 patients in the United States living with MM. MM is characterized by the expansion and abnormal accumulation of malignant plasma cells in the bone marrow, which disrupts normal bone marrow function and over time can lead to anemia, hypercalcemia, thrombocytopenia, bone pain, fatigue and weight loss. As the disease progresses, it destroys the surrounding bone marrow and can lead to renal failure, increased susceptibility to infection, skeletal deterioration and neurologic disease.

Treatment of MM has advanced significantly in the past decade, driven by a deeper understanding of disease processes and a sequenced or polypharmacy approach. Newly diagnosed patients with MM are treated with either stem cell transplants or multiple classes of therapeutic agents, either alone or in combination, to attempt to control their disease progression. These agents include proteasome inhibitors such as bortezomib, immunomodulatory drugs such as lenalidomide, monoclonal antibodies such as daratumumab, histone deacetylase inhibitors such as panobinostat, alkylating agents such as melphalan, anti-inflammatories such as dexamethasone and chemotherapeutic agents such as doxorubicin. Despite these current options, the durability of clinical response and benefit is often brief. As there are no therapies that currently are considered curative, nearly all patients who survive initial treatments are eventually deemed resistant or refractory to available therapies and their disease continues to progress. By the time these heavily pretreated patients reach this advanced state, they are often directed to clinical trials for treatment with experimental agents. Due to the advanced condition of these patients, the refractory nature of their disease and the toll prior treatments have taken on their health, responses to treatment are generally poor.

BCMA-directed agents have emerged as a potentially promising approach for the treatment of RRMM patients due to the restriction of BCMA’s expression solely on the surface of plasmablasts and differentiated plasma cells, with several such agents having received regulatory approval in the last few years.

NF1-PN

NF1 is a rare, autosomal dominant tumor predisposition disorder that arises from mutations in the NF1 gene, which encodes for neurofibromin, a key negative regulator of the MAPK pathway. NF1 is the most common form of neurofibromatosis, with an estimated global birth incidence of approximately 1 in 2,500 individuals. NF1 patients are at risk of developing plexiform neurofibromas, or PN, which are tumors that grow in an infiltrative pattern along the peripheral nerve sheath and that can cause severe disfigurement, pain and functional impairment; in rare cases, NF1-PN may be fatal. We estimate that there are approximately 100,000 patients living with NF1 and approximately 40,000 NF1-PN patients in the United States. NF1-PN are most often diagnosed in the first two decades of life and can be confirmed using routine imaging techniques. These tumors are characterized by aggressive growth, which is typically more rapid during childhood. NF1-PN typically do not spontaneously regress.

A MEK inhibitor, Koselugo (selumetinib), was approved by the FDA in April 2020 for the treatment of pediatric patients two years of age and older with NF1 who have symptomatic, inoperable PN. While surgical resection is another treatment option for NF1-PN patients, wide margins are required to resect the tumors, and this is an outcome that can rarely be achieved in NF1-PN patients. Off-label systemic treatments, such as chemotherapy and immunotherapy, are also used to treat NF1-PN, but have not been shown to consistently confer a clinical benefit.

MAPK-aberrant cancers

Constitutive activation of the MAPK pathway has been reported in approximately 25% of human cancers, including colon, lung, breast, pancreatic, ovarian and renal tumors. The cause of pathway activation is varied and tissue-specific, but is driven by one or more of the following mechanisms: (i) upstream activation of one or more receptor tyrosine kinases, such as EGFR, (ii) mutations in a RAS isoform, such as KRAS and (iii) other mutations or aberrations within the pathway, such as in BRAF and NF1.

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

Patients with mutations and aberrations in the MAPK pathway aside from RAS and RAF mutations also represent a substantial unmet clinical need owing to a lack of approved therapies. Such tumors include malignant cancers driven by NF1 mutations, such as malignant peripheral nerve sheath tumors, or MPNST.

We are aware of a limited number of approved therapies for the treatment of solid tumors with specific MAPK mutations. These approved treatments are limited for use only in subsets of patients with specific mutation types (for example, KRAS G12C and BRAF V600) and address just a fraction of all patients with MAPK mutations.

License and collaboration agreements
Pfizer license agreements
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
We are required to pay Pfizer up to an aggregate of $232.5 million upon achievement of certain commercial milestone events. One such milestone event was achieved upon the first commercial sale of OGSIVEO in December 2023, and the related milestone payment of $11.3 million will be due to Pfizer in the second quarter of 2024.
We will also pay Pfizer tiered royalties on sales of nirogacestat at percentages ranging from the mid-single digits to the low 20s, that may be subject to deductions for expiration of valid claims, amounts due under third-party licenses and generic competition.
Unless earlier terminated, the Nirogacestat License Agreement will expire upon the expiration of all royalty obligations. The royalty period will expire on a country-by-country basis upon the later of (i) ten years from the first commercial sale, (ii) the expiration of all regulatory or data exclusivity and (iii) the expiration of the last-to-expire valid patent claim. Following expiration of the applicable royalty period for a country, we will continue to have a perpetual, fully paid-up, non-exclusive license to all IP licensed during the royalty period for such country. We have the right to terminate the Nirogacestat License Agreement for convenience upon thirty (30) days’ prior written notice. Pfizer may not terminate the agreement for convenience. Either we or Pfizer may terminate the Nirogacestat License Agreement if the other party is in material breach and such breach is not cured within the specified cure period. In addition, either we or Pfizer may terminate the Nirogacestat License Agreement in the event of specified insolvency events involving the other party. If Pfizer terminates the agreement as a result of our uncured material breach or our insolvency, our rights to nirogacestat would revert to Pfizer and Pfizer would retain its licenses to intellectual property relating to targets for which it has exercised an option (unless Pfizer elects otherwise), subject to reduced payment obligations.
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
We will also pay Pfizer tiered royalties on sales of mirdametinib at percentages ranging from the mid-single digits to the low 20s, that may be subject to deductions for expiration of valid claims, amounts due under third-party licenses and generic competition.
Unless earlier terminated, the Mirdametinib License Agreement will expire upon the expiration of all royalty obligations. The royalty period will expire on a country-by-country basis upon the later of (i) ten years from the first commercial sale, (ii) the expiration of all regulatory or data exclusivity and (iii) the expiration of the last-to-expire valid patent claim. Following expiration of the applicable royalty period for a country, we will continue to have a perpetual, fully paid-up, non-exclusive license to all IP licensed during the royalty period for such country. We have the right to terminate the Mirdametinib License Agreement for convenience upon thirty (30) days’ prior written notice. Pfizer may not terminate the agreement for convenience. Either we or Pfizer may terminate the Mirdametinib License Agreement if the other party is in material breach and such breach is not cured within the specified cure period. In addition, either we or Pfizer may terminate the Mirdametinib License Agreement in the event of specified insolvency events involving the other party. If Pfizer terminates the agreement as a result of our uncured material breach or our insolvency, our rights to nirogacestat would revert to Pfizer and Pfizer would retain its licenses to intellectual property relating to targets for which it has exercised an option (unless Pfizer elects otherwise), subject to reduced payment obligations.
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
GlaxoSmithKline clinical collaboration agreement and amendment
In June 2019, we entered into a clinical trial collaboration and supply agreement with GSK, or the GSK Collaboration Agreement, to evaluate nirogacestat in combination with belantamab mafodotin (belamaf), GSK’s BCMA ADC, in an adaptive Phase 1b clinical trial in patients with RRMM.
In October 2021, we amended the GSK Collaboration Agreement to add additional dosing regimens to the ongoing clinical trial evaluating the combination of nirogacestat and belamaf and to collaborate on additional trials evaluating the combination with other pharmaceutical agents for relapsed and refractory MM. With this amendment, we announced the initiation of an expanded Phase 2 cohort from the first combination dose level that evaluated 0.95 mg/kg Q3W belamaf plus nirogacestat based on encouraging preliminary data observed in the Phase 1 cohort. The expanded Phase 2 cohort is further exploring the safety and efficacy profile compared to a 2.5 mg/kg Q3W belamaf monotherapy control arm, which is the same as the FDA-approved monotherapy dose and schedule of belamaf. We also announced the addition of two new sub-studies that will explore belamaf plus nirogacestat in combination with pomalidomide and dexamethasone and in combination with lenalidomide plus dexamethasone in patients with RRMM. We believe that data from these sub-studies may enable future clinical trials in earlier lines of MM. The amendment did not amend or modify the operational or financial responsibilities of the parties.

In September 2022, we expanded the GSK Collaboration Agreement to include the potential for continued development and commercialization of the combination of belamaf and nirogacestat in earlier lines of treatment, including in newly diagnosed MM patients. Under the expanded agreement, we continue to retain full commercial rights to nirogacestat. Additionally, we will continue to supply nirogacestat for future belamaf clinical trials and will seek to make nirogacestat commercially available in markets where approval has been sought by GSK for a combination with belamaf. GSK funds all development costs related to the combination regimen study, except for those related to the supply of nirogacestat and certain expenses related to intellectual property rights. We are responsible for costs to commercialize nirogacestat as part of the combination regimen.

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
Unless earlier terminated, the Jazz Agreement shall remain in effect on a product-by-product and country-by-country basis until the expiration of the royalty term for such product in such country, as defined in the Jazz Agreement. Either party may terminate the Jazz Agreement if either party commits a material breach of the Jazz Agreement that is not cured within a certain time period. Jazz may terminate the Jazz Agreement for any reason so long as it provides advance written notice to us as specified in the agreement.

Pursuant to the development plan under the Jazz Agreement, Jazz initially studied PF-04457845, now known as JZP150, as a treatment for post-traumatic stress disorder, or PTSD. On December 21, 2023, Jazz announced topline results from its Phase 2 trial of JZP150 in PTSD. The trial did not meet its primary or secondary endpoints. Jazz disclosed plans to further evaluate the data, but does not anticipate moving forward with additional JZP150 development in PTSD.
TEAD inhibitor portfolio license agreement

In May 2021, we announced an exclusive worldwide license agreement with Katholieke Universiteit Leuven, or KU Leuven, and the Flanders Institute for Biotechnology, or VIB, pursuant to which we in-licensed a portfolio of novel small molecule inhibitors of the TEA Domain, or TEAD, family of transcription factors, designed for the potential treatment of biomarker-defined solid tumors driven by aberrant Hippo pathway signaling. Under the terms of the agreement, we made an upfront payment of $11 million to KU Leuven and VIB. Pursuant to the terms of the agreement, KU Leuven and VIB are also eligible to receive, in the aggregate, up to $120 million in development milestones, up to $165 million in commercial milestones and tiered single-digit percentage royalties based on any future net sales of products developed based on the in-licensed technology.

EGFR inhibitor portfolio license agreement and sponsored research agreement

In October 2021, we announced an exclusive worldwide license agreement with Dana-Farber Cancer Institute, or Dana-Farber, pursuant to which we in-licensed a portfolio of novel small molecule inhibitors of Epidermal Growth Factor Receptor, or EGFR, designed for the treatment of EGFR-mutant lung cancers. Under the terms of the agreement, we made an upfront payment of $0.3 million to Dana-Farber. Pursuant to the terms of the agreement, Dana-Farber is also eligible to receive up to $2.3 million in development milestones, up to $39 million in commercial milestones and single-digit percentage royalties based on any future net sales of products developed based on the in-licensed technology.

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
Intellectual property
Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, manufacturing and process discoveries and other know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. We plan to protect our proprietary position using a variety of methods, which include pursuit of U.S. and foreign patent applications related to proprietary technology, inventions and improvements, such as compositions of matter and methods-of-use, that we determine are important to the development and execution of our business. For example, we, our licensors, or our collaborators currently have, or are pursuing, patents covering the composition of matter for our product candidates and we plan to generally pursue patent protection covering methods-of-use for one or more clinical programs. We also rely on trade secrets, trademarks, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.
Patents

At the time we were formed in August 2017, we entered into license agreements with Pfizer for our lead product candidates, pursuant to which we acquired exclusive worldwide rights under Pfizer patents and know-how to develop, manufacture and commercialize our lead product candidates.

We have exclusive licenses under the Nirogacestat License Agreement to patent rights in the United States and numerous foreign jurisdictions relating to nirogacestat. The patent rights in-licensed under the Nirogacestat License Agreement include patents granted in the United States and foreign jurisdictions, including Australia, Canada, China, France, Germany, Spain, the United Kingdom and Japan. U.S. patents covering nirogacestat as a composition of matter have a statutory expiration date in 2025, U.S. patents that cover the drug substance and drug product, including polymorphic forms of nirogacestat, expire in 2039, U.S. patents that cover pharmaceutical compositions expire in 2042, and a U.S. patent that covers methods of treating desmoid tumors expires in 2043, in each case, not including patent term adjustment or any regulatory extensions, with foreign counterparts pending. Orphan drug exclusivity has been granted by the FDA and will provide seven years of marketing exclusivity in the United States until October 27, 2030. If we are successful in obtaining regulatory approval of nirogacestat for the treatment of desmoid tumors in Europe we expect to rely on orphan drug exclusivity, which grants 10 years of marketing exclusivity. See “License and collaboration agreements—Pfizer license agreements” above for additional information on our rights under the Nirogacestat License Agreement. Nirogacestat was granted Orphan Drug Exclusivity in the United States for the treatment of desmoid tumors and received Orphan Drug Designation from the European Commission for the treatment of soft tissue sarcoma.

We have exclusive licenses under the Mirdametinib License Agreement to patent rights in the United States and numerous foreign jurisdictions relating to mirdametinib. The patent rights in-licensed under the Mirdametinib License Agreement include granted patents based on work conducted by us and Pfizer and include U.S. patents that cover polymorphic forms of mirdametinib, including the form that is currently in clinical development, that expire in 2041, a U.S. patent that covers pharmaceutical compositions that expires in 2041, and U.S. patents directed to methods of treatment that expire in 2041 and 2043, in each case not including any regulatory extensions, with foreign counterparts pending. If we are successful in obtaining regulatory approval of mirdametinib for the treatment of NF1, we expect to rely on orphan drug exclusivity, which generally grants seven years of marketing exclusivity in the United States and 10 years of marketing exclusivity in Europe. See “License and collaboration agreements—Pfizer license agreements” above for additional information on our rights under the Mirdametinib License Agreement. The FDA has granted mirdametinib Orphan Drug Designation for NF1-PN, and the European Commission has granted mirdametinib Orphan Drug Designation for NF1.

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
Manufacturing
We rely on third parties to manufacture all of our requirements of drug substance and drug product. We have entered into agreements with contract manufacturing organizations, or CMOs, to produce drug substance and drug product for the nirogacestat, mirdametinib and TEAD programs. We require all of our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We currently rely on these CMOs for scale-up and process development work and to produce sufficient quantities of our product candidates for use in preclinical studies, clinical trials and commercial distribution requirements. We anticipate that these CMOs will have the capacity to support both clinical supply and commercial-scale production. We have entered into agreements for the commercial supply of nirogacestat drug substance and finished product. We will seek to enter into additional CMO arrangements, including potentially for back-up sources of supply, as needed.
Commercial operations

To support commercialization of OGSIVEO, we have assembled a U.S. commercial field organization of business managers and directors, including 35 territory business managers and regional business directors.

Many desmoid tumor and NF1-PN patients in the United States are managed by specialist physicians, including oncologists, medical geneticists and neurologists, and therefore we believe these care teams can be reached with targeted sales forces.

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
Customers

We are currently approved to sell OGSIVEO for the treatment of desmoid tumors in adult patients who require systemic treatment in the U.S. market. We distribute OGSIVEO principally through third party specialty drug distributors and specialty pharmacies. We currently do not have and do not expect to have a disproportionate concentration with any one of these distributors and we expect our sales volume to be relatively evenly distributed across these distributors.
Competition

The pharmaceutical industry is characterized by rapid evolution of technologies and intense competition. While we believe that our approved product, product candidates, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

OGSIVEO and any other product candidates that we successfully develop and commercialize will compete with approved treatment options, including off-label therapies, and new therapies that may become available in the future. Key considerations that would impact our ability to effectively compete with other therapies include the efficacy, safety, method of administration, cost, level of promotional activity and intellectual property protection of our products. Many of the companies against which we may compete have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products.
OGSIVEO in desmoid tumors

OGSIVEO is the first and only FDA-approved therapy for desmoid tumors, with approval received on November 27, 2023. We are aware that other companies are, or may be, developing products for this indication, including, but not limited to, Ayala Pharmaceuticals, Inc., who announced the sale of their gamma secretase inhibitor AL102, currently in a Phase 3 clinical trial for treatment of desmoid tumors to Immunome, Inc. on February 6, 2024, Bayer Corporation, Eisai Co., LTD. and Iterion Therapeutics, Inc. We are also aware of several therapies, some of which are generic, that are used off-label for the treatment of desmoid tumors. These therapies include chemotherapeutic agents, such as liposomal doxorubicin and vinblastine/methotrexate, non-steroidal anti-inflammatory drugs, anti-hormonal therapies and tyrosine kinase inhibitors, such as sorafenib, imatinib and pazopanib.
Mirdametinib in NF1-PN
AstraZeneca PLC’s Koselugo is currently the only therapy approved by the FDA for the treatment of pediatric NF1-PN. We are aware that other companies are, or may be, developing products for this indication, including, but not limited to, Array BioPharma Inc. (a subsidiary of Pfizer), Chia Tai Tianqing Pharmaceutical Group Co., LTD, Infixion Bioscience, Inc., NFlection Therapeutics, Inc., Novartis International AG, Pasithea Therapeutics Corp. and Shanghai Fosun Pharmaceutical (Group) Co., Ltd. We are also aware of several therapies, some of which are generic, that are used off-label for the treatment of NF1-PN. These therapies include radiotherapy and various systemic treatments, such as chemotherapy and immunotherapy.
BCMA-targeted therapies and GSI combinations in multiple myeloma
We are aware of efforts by others to combine a GSI and a BCMA-directed agent to treat RRMM. Celgene, a subsidiary of Bristol-Myers Squibb Company, is currently evaluating a BCMA-directed ADC, CC-99712, in combination with crenigacestat, a GSI licensed from Eli Lilly and Company in December 2017; this combination is currently in Phase 1 clinical testing. Celgene is also evaluating crenigacestat in combination with its approved autologous BCMA-directed CAR T-cell therapy, ABECMA (ide-cel), in an ongoing Phase 1/2 clinical trial.
Mirdametinib and brimarafenib in MAPK-aberrant cancers
For our biomarker-defined solid tumor portfolio, we are aware that other companies are or may be developing products for the treatment of solid tumors with specific mutations or aberrations that are being targeted by our programs. Multiple products are in development targeting RAS mutations, RAF mutations and other MAPK aberrations, including, but not limited to, those from Amgen Inc., AstraZeneca PLC, Black Diamond Therapeutics, Inc., Boehringer Ingelheim International GmbH, BridgeBio Inc., Chugai Pharmaceutical Co Ltd, Day One Biopharmaceuticals, Inc., Eli Lilly and Company, Erasca, Inc., F. Hoffmann-La Roche Ltd., Fore Biotherapeutics Inc., Hanmi Pharmaceutical Co., Ltd., Kinnate Biopharma Inc., Merck & Co., Inc., Mirati Therapeutics, Inc., Moderna Inc., Novartis International AG, Pfizer and Revolution Medicines, Inc. There may be additional companies with programs suitable for addressing these patient populations that could be competitive with our efforts but that have not yet disclosed specific clinical development plans.
TEAD inhibitor program
We are aware of other TEAD palmitoylation inhibitors in early-stage development, including, but not limited to, product candidates from Ikena Oncology, Inc., Inventiva S.A., Genentech, Inc. and Vivace Therapeutics, Inc.
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drug products. In many countries, the prices of drug products are subject to varying price control mechanisms as part of national health systems. In general, the prices of drug products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for drug products, but monitor and control company profits. Accordingly, in markets outside the United States the reimbursement for drug products may be reduced compared with the United States.
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
Clinical trials
The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with Good Clinical Practices, or GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an Institutional Review Board, or IRB, for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or their legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about most clinical trials must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:
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
The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an IRB for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multi-center trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

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
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.
The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.
After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.
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

Exclusivity
Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity. Except in the circumstances described in the following paragraph, an Abbreviated New Drug Application, or ANDA, seeking approval of a generic version of that drug may not be submitted to the FDA during the five-year market exclusivity period. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which FDA cannot approve an ANDA for a generic drug that includes the change.
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
Orphan drugs
Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to drugs or biologics intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States or affects more than 200,000 individuals in the United States where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the U.S. Orphan Drug Designation must be requested before submitting an NDA. Among the other benefits of Orphan Drug Designation are tax credits for certain research and a waiver of the NDA application user fee. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Such a designation, may also be revoked by the FDA in certain circumstances, such as if the agency finds that the applicant’s request for designation request omitted material information required under the Orphan Drug Act and its implementing regulations.
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

In addition, the Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs and biologics distributed in the United States. The law’s requirements include the quarantine and prompt investigation of a suspect product, to determine if it is illegitimate, notifying trading partners and the FDA of any illegitimate product, and compliance with product tracking and tracing requirements. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that culminated in November 2023. However, in August 2023, the FDA twice issued compliance policy guidance that establishes a one-year stabilization period from November 2023 to November 2024 for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA, thereby providing one additional year to achieve DSCSA compliance during which FDA does not intend to enforce its requirements for the electronic package-level exchange of information between trading partners.
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
Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.
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

The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the concerned EU Member State, however, overall related timelines are defined by the Clinical Trials Regulation.
To obtain a marketing authorization of a product in the EU, we may submit MAAs, either under the so-called centralized or national authorization procedures.
Centralized procedure
The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the EMA that is valid in all EU Member States, as well as in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products with a new active substance indicted for other diseases, or products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA, is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee of Medicinal Products for Human Use, or the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding clock stops.
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
EU regulatory exclusivity
In the EU, new products authorized for marketing (i.e., reference products) on the basis of a complete independent data package may qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.
EU orphan designation and exclusivity
The criteria for designating an orphan medicinal product in the EU, are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan product if (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, is unlikely to generate sufficient return in the EU to justify the necessary investment in its development; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following the grant of a marketing authorization. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EU Members States can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period maybe reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar medicinal product for the same indication as an authorized orphan product at any time if:
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

The aforementioned EU rules are generally applicable in the European Economic Area.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.
Other regulations – rest of the world
For other countries outside of the EU and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from jurisdiction to jurisdiction. Additionally, the clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
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
Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-

kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.
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
Although we would not submit claims directly to payors, drug manufacturers can be held liable under the federal False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Several biopharmaceutical, medical device and other healthcare companies have been prosecuted under federal false claims and civil monetary penalty laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved (e.g., or off-label), and thus non-covered, uses. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery.
Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product candidates, are subject to scrutiny under these laws. Additionally, we will comply with federal and state consumer protection laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The Affordable Care Act, or the ACA, imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. Covered manufacturers must submit reports by the 90th day of each subsequent calendar year and the reported information is publicly made available on a searchable website.
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
European data collection
The collection and use of personal health data in or arising from the EU are governed by the provisions of the Data Protection Directive, and the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the EU, to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, including in respect of clinical trials, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.
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
Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to annual fees and taxes for certain branded prescription drugs; created a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.
Additionally, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted:
•The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031.

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
•On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
•On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the Inflation Act, into law, which, among other provisions, includes several measures intended to lower the cost of prescription drugs and related healthcare reforms. These proposals, recommendations and enactments include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes (such as taxes based on a percentage of revenue or taxes applicable to digital services). The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.
In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On November 3, 2023, the U.S. District Court of South Carolina issued an opinion in Genesis Healthcare Inc. v. Becerra et al. that may lead to an expansion of the scope of patients eligible to access prescriptions at 340B pricing. The outcome of this judicial proceeding is uncertain. We continue to review developments impacting the 340B program. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.
Human Capital
As of December 31, 2023, we had 305 full-time employees, of whom, 142 focus on driving forward research and development programs, 71 focus on commercial operations and 92 provide strategic business development, finance and other technical expertise, as well as general and administrative services. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We expect headcount growth to continue for the foreseeable future, particularly as we continue to develop our products and commercialization capabilities.
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
Risks related to our research and development and commercialization
•Our business depends heavily on our ability to successfully commercialize OGSIVEO in the United States and in other jurisdictions where we may obtain marketing approval, including Europe. There is no assurance that our commercialization efforts with respect to OGSIVEO will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
•We have limited experience as a commercial company and the sales, marketing, and distribution of OGSIVEO or any future approved products may be unsuccessful or less successful than anticipated.
•Our business is highly dependent on the successful commercialization of OGSIVEO and development of our current product candidates, including mirdametinib. If we are unable to successfully commercialize OGSIVEO or successfully complete clinical development of, obtain regulatory approval for, or commercialize, our product candidates, or if we experience delays in doing so, our business will be materially harmed.
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
•Although we have successfully completed the DeFi trial and received approval for OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment, we have limited experience completing registrational clinical trials, and we may be unable to do so for additional product candidates we may develop.
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
•The target patient populations of OGSIVEO for the treatment of desmoid tumors and mirdametinib for the treatment of NF1-PN are small and have not been definitively determined, and if our estimates of the number of treatable patients is lower than expected, our potential revenues from sales of OGSIVEO or of mirdametinib, if approved, and our ability to achieve profitability would be compromised.
•Even if our product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payers, or others in the medical community necessary for commercial success.
Risks related to our reliance on third parties
•We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for, or commercialize, any potential product candidates.
•Because we rely on third-party manufacturing and supply partners, our supply of preclinical and clinical development materials and commercial product may become limited or interrupted or may not be of satisfactory quantity or quality, which could delay, prevent or impair our development or commercialization efforts.
•Despite entering into commercial manufacturing and supply agreements related to the supply of nirogacestat's active pharmaceutical ingredient and finished drug product, we have limited experience manufacturing on a commercial scale, and we have not yet entered into commercial supply arrangements with respect to our product candidates, and we rely on third parties to produce and process quantities of our first FDA-approved product, OGSIVEO, and we expect to rely on third parties to produce and process commercial quantities of OGSIVEO and our product candidates, if approved.
•We are dependent on a small number of suppliers for some of the materials used to manufacture our product candidates, and on a limited number of qualified active ingredient manufacturers for the commercial supply of OGSIVEO and each of our lead product candidates.
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
•We are still developing the internal research capabilities required to independently discover new product candidates, and we plan to execute our growth strategy, in part by identifying and in-licensing or acquiring additional product candidates that have been discovered and initially developed by others. We may not be successful in executing our growth strategy or such growth strategy may not deliver the anticipated results.
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
•We may require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of our product candidates.
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
Company-specific material risk factors
Risks related to our research and development and commercialization
Our business depends heavily on our ability to successfully commercialize OGSIVEO in the United States and in other jurisdictions where we may obtain marketing approval, including Europe. There is no assurance that our commercialization efforts with respect to OGSIVEO will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.

To date, we have not generated substantial revenue from the sale of products. In November 2023, OGSIVEO (nirogacestat)was approved by the FDA for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. Our business currently depends heavily on our ability to successfully commercialize OGSIVEO in the United States and in other jurisdictions where we may obtain marketing approval, including Europe. We may never be able to successfully commercialize our product or meet our expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than OGSIVEO, with respect to which we only recently began commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of OGSIVEO in the United States, or that we may build in Europe, will be sufficient for us to achieve success at the levels we expect.
We may encounter issues and challenges in commercializing OGSIVEO and generating substantial revenues. We may also encounter challenges related to reimbursement of OGSIVEO, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering OGSIVEO. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. We may face other limitations or issues related to the price of OGSIVEO. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes. Other factors that may hinder our ability to successfully commercialize OGSIVEO, or any of our future approved drugs, and generate substantial revenues, include:
•the acceptance of OGSIVEO by patients and the medical community;
•the ability of our third-party manufacturer(s) to manufacture commercial supplies of OGSIVEO at acceptable costs, to remain in good standing with regulatory agencies, and to maintain commercially viable manufacturing processes that are, to the extent required, compliant with cGMP regulations;
•our ability to remain compliant with laws and regulations that apply to us and our commercial activities;
•FDA-mandated package insert requirements and successful completion of any related FDA post-marketing requirements;
•the actual market size for OGSIVEO, which may be different than expected;
•the length of time that patients who are prescribed our drug remain on treatment;
•our ability to obtain marketing approval for OGSIVEO in Europe;
•the sufficiency of our drug supply to meet commercial and clinical demands which could be negatively impacted if our projections regarding the potential number of patients are inaccurate, we are subject to unanticipated regulatory requirements, or our current drug supply is destroyed, or negatively impacted at our manufacturing sites, storage sites, or in transit;
•our ability to effectively compete with other therapies that may emerge for desmoid tumors; and
•our ability to maintain, enforce, and defend third party challenges to our intellectual property rights in and to OGSIVEO.
Any of these issues could impair our ability to successfully commercialize our product or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition, and prospects. There is no guarantee that we will be successful in our launch or commercialization efforts with respect to OGSIVEO. We may also experience significant fluctuations in sales of OGSIVEO from period to period and, ultimately, we may never generate sufficient revenues from OGSIVEO to reach or maintain profitability or sustain our anticipated levels of operations. Any inability on our part to successfully commercialize OGSIVEO in the United States, and any other international markets where it may subsequently be approved, including Europe, or any significant delay, could have a material adverse impact on our ability to execute upon our business strategy.
We have limited experience as a commercial company and the sales, marketing, and distribution of OGSIVEO or any future approved products may be unsuccessful or less successful than anticipated.
We recently began commercializing our first product, OGSIVEO, in the United States. As a company, we had no prior experience commercializing a product. The success of our commercialization efforts for OGSIVEO and any future approved products is difficult to predict and subject to the effective execution of our business plan, including, among other things, the continued development of our internal sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the development and management of such capabilities.
For example, we have completed hiring in areas to support commercialization, including in sales management, sales representatives, marketing, access and reimbursement, sales support, and distribution. There are significant expenses and risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain, and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of these capabilities could delay or negatively affect the success of our commercialization efforts and our business. For example, the commercialization of OGSIVEO may not develop as planned or anticipated, which may require us to, among others, adjust or amend our business plan and incur significant expenses.
Further, given our lack of experience commercializing products, we do not have a track record of successfully executing on the commercialization of an approved product. If we are unsuccessful in accomplishing our objectives and executing on our business plan, or if the commercialization of OGSIVEO or any future approved products does not develop as planned, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry.
Our business is highly dependent on the successful commercialization of OGSIVEO and development of our current product candidates, including mirdametinib. If we are unable to successfully commercialize OGSIVEO or successfully complete clinical development of, obtain regulatory approval for, or commercialize, our product candidates, or if we experience delays in doing so, our business will be materially harmed.
Our future success and ability to generate revenue from our product candidates is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more product candidates. We currently have one product approved for commercial sale and a portfolio of product candidates in various stages of development. Our product candidates that are in earlier stages of development and will require substantial additional investment for preclinical development, clinical development, regulatory review and approval in one or more jurisdictions.
In November 2023, the FDA approved OGSIVEO (nirogacestat) for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. We are exploring nirogacestat in additional indications and in combination with other therapies and also advancing mirdametinib, an investigational MEK inhibitor, in pediatric and adult patients with neurofibromatosis type 1-associated plexiform neurofibromas (NF1-PN). In November 2023, we announced positive topline results from the pivotal Phase 2b ReNeu trial evaluating mirdametinib for NF1-PN. If nirogacestat for additional indications, mirdametinib or any of our other product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and ability to obtain regulatory approval for, or commercialize, additional indications or product candidates would be significantly harmed.
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
•delays in submitting an IND or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA, EMA, or comparable foreign regulatory authorities regarding the scope or design of our clinical trials;
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
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our therapies in particular; or varying interpretations of data by the FDA, EMA, and comparable foreign regulatory authorities.

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

From time to time, we may publicly disclose interim topline or preliminary data from our clinical trials, such as the positive topline results from pediatric and adult patients in the ReNeu trial, our Phase 2b clinical trial of mirdametinib announced in November 2023. Interim updates are based on a preliminary analysis of then-available data, and the data and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, any topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim topline or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim topline or preliminary data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, interim data may not be predictive of the final results of the same study or the results of ongoing or future studies. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.
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
Although we have successfully completed the DeFi trial and received approval for OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment, we have limited experience completing registrational clinical trials, and we may be unable to do so for additional product candidates we may develop.
We will need to successfully complete registrational clinical trials in order to obtain the approval of the FDA, EMA or comparable foreign regulatory authorities to market any product candidates. Carrying out clinical trials, including later-stage registrational clinical trials, is a complicated process. Although we completed the DeFi trial, which supported the approval of OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment by the FDA in November 2023, as an organization, we have limited experience completing registrational clinical trials. We will need to continue to build and expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of any other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approval of any product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

We expect to develop nirogacestat and mirdametinib, and potentially future product candidates, in combination with other therapies, and safety or supply issues with combination use products may delay or prevent development and approval of such product candidates.
We intend to develop nirogacestat and mirdametinib, and likely other future product candidates, in combination with one or more other approved or unapproved rational therapies to treat cancer or other diseases. For example, we are currently evaluating mirdametinib in combination with lifirafenib, BeiGene Ltd.’s, or BeiGene’s, RAF dimer inhibitor, and nirogacestat in combination with several BCMA-directed therapies across modalities through our collaborations with industry leaders developing such therapies.
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
For example, we are developing mirdametinib for the treatment of NF1-PN, which is a rare disease with a small patient population. As a result, although we have completed enrollment in our ReNeu trial, we may encounter difficulties enrolling subjects in our other clinical trials for our product candidates due, in part, to the small size of rare disease patient populations. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. In addition, in the case of mirdametinib, we may face difficulty with enrollment due to physician or patient perception of an adverse tolerability profile.
Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.
The target patient populations of OGSIVEO for the treatment of desmoid tumors and mirdametinib for the treatment of NF1-PN are small and have not been definitively determined, and if our estimates of the number of treatable patients is lower than expected, our potential revenues from sales of OGSIVEO or of mirdametinib, if approved, and our ability to achieve profitability would be compromised.
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
Even if our product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payers, or others in the medical community necessary for commercial success.
Notwithstanding the marketing approval of OGSIVEO and any other product candidates, such products may fail to gain sufficient market acceptance by physicians, patients, third-party payers, and others in the medical community. If OGSIVEO or our other product candidates do not achieve an adequate level of acceptance, we may not generate adequate product revenue or become profitable. The degree of market acceptance will depend on a number of factors, including but not limited to:
•the safety, efficacy, risk-benefit profile, and potential advantages compared to alternative or existing treatments, which physicians may perceive to be adequately effective for some or all patients;
•the prevalence and severity of any side effects and the difficulty of, or costs associated with, resolving such side effects;
•the content of the approved product label, including any limitations or warnings contained in the labeling approved by FDA or other applicable foreign regulatory authorities;
•any restrictions on the use of our products;
•the effectiveness of our sales and marketing efforts;
•the strength of our marketing and distribution support;
•our ability to offer our products for sale at competitive prices; and
•the convenience and ease of administration compared to alternative treatments.
We cannot assure you that OGSIVEO or our current or future product candidates, if approved, will achieve market acceptance among physicians, patients, third-party payers, or others in the medical community necessary for commercial success. Any failure by OGSIVEO or such other product candidates that obtain regulatory approval to achieve market acceptance or commercial success would harm our results of operations.

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
Because we rely on third-party manufacturing and supply partners, our supply of preclinical and clinical development materials and commercial product may become limited or interrupted or may not be of satisfactory quantity or quality, which could delay, prevent or impair our development or commercialization efforts.
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
Despite entering into commercial manufacturing and supply agreements related to the supply of nirogacestat's active pharmaceutical ingredient and finished drug product, we have limited experience manufacturing on a commercial scale, and we have not yet entered into commercial supply arrangements with respect to our product candidates, and we rely on third parties to produce and process quantities of our first FDA-approved product, OGSIVEO, and we expect to rely on third parties to produce and process commercial quantities of OGSIVEO and our product candidates, if approved.

We expect to continue to rely on third-party manufacturers for our commercial requirements of OGSIVEO and if we receive regulatory approval for other product candidates. We have only limited manufacturing and supply agreements in place with respect to our product candidates. Although we have agreements for the commercial supply of nirogacestat’s active pharmaceutical ingredient and finished products, our supply arrangements for our other product candidates are limited to non-commercial, development-stage manufacturing and supply. As a result, we do not yet have long-term supply arrangements with respect to such other product candidates. To the extent that we enter into future manufacturing arrangements with third parties for commercial supply of our product candidates, if approved, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance.

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
We are dependent on a small number of suppliers for some of the materials used to manufacture our product candidates, and on a limited number of qualified active ingredient manufacturers for the commercial supply of OGSIVEO and each of our lead product candidates.
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

Additionally, under our various collaboration agreements with industry leading BCMA-directed therapy developers, the combination of nirogacestat and the BCMA-directed therapy of each such developer is being evaluated in relapsed or refractory MM patients. Under these existing collaboration arrangements, upon completion of the relevant clinical trials, we and our collaboration partners will have the opportunity to negotiate in good faith to provide for the expansion of the respective clinical collaboration and the potential establishment of a commercial relationship. However, our partners have no obligation to continue development of the combination products, regardless of the applicable clinical trial results. We also jointly formed MapKure, LLC, or MapKure, with BeiGene for the development of brimarafenib, and although we contribute to clinical development and other operational activities and have representation on MapKure’s board of directors and joint steering committee, we do not control the development process. MapKure may pursue a development plan that differs from our expectations, which may or may not be successful.
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
In January 2024, the FDA granted Orphan Exclusivity to nirogacestat for the treatment of desmoid tumors and in September 2019, the European Commission granted nirogacestat Orphan Drug Designation for the treatment of soft tissue sarcoma. In October 2018, the FDA granted Orphan Drug Designation to mirdametinib for the treatment of NF1 and in July 2019 the European Commission granted mirdametinib Orphan Drug Designation for the treatment of NF1. We may seek Orphan Drug Designations for nirogacestat and mirdametinib for other indications or for our other product candidates. There can be no assurances that we will be able to obtain such designations.
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

U.S. patents covering nirogacestat as a composition of matter have a statutory expiration date in 2025, U.S. patents that cover the drug substance, including polymorphic forms of nirogacestat expire in 2039, U.S. patents that cover pharmaceutical compositions expire in 2042, and a U.S. patent that covers methods of treating desmoid tumors expires in 2043, in each case, not including patent term adjustment or any regulatory extensions, with foreign counterparts pending. U.S. patents that cover polymorphic forms of mirdametinib, including the form that is currently in clinical development, expire in 2041, a U.S. patent that covers pharmaceutical compositions expires in 2041, and U.S. patents directed to methods of treatment expire in 2041 and 2043, in each case not including any regulatory extensions, with foreign counterparts pending. Notwithstanding expected patent life, if orphan drug exclusivity does not protect these products from competition, our business and financial condition could be materially adversely affected. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our future product candidates, we may never receive such designations.
A portion of our manufacturing of our lead product candidates takes place in China, with additional capacity sourced from India, through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest could materially adversely affect our business, financial condition and results of operations.
We currently contract manufacturing operations to third parties, and commercial quantities of OGSIVEO and clinical quantities of our product candidates are manufactured by these third parties outside the United States, including in China, with additional capacity sourced from India. We expect to continue to use such third-party manufacturers for such product candidates. Any disruption in production or inability of our manufacturers in those countries to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since certain of these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Legislative proposals have been introduced that, if enacted, would limit government contracting or renewals, loans, or grants with certain biotechnology service providers in China which, if extended more broadly to industry members, could create supply interruptions and require identification of new suppliers. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currencies in China and India. Future appreciation of the local currencies could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in such countries.
Risks related to managing our business and operations
We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As of December 31, 2023, we had 305 full-time employees. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, clinical, manufacturing, medical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We are still developing the internal research capabilities required to independently discover new product candidates, and we plan to execute our growth strategy, in part by identifying and in-licensing or acquiring additional product candidates that have been discovered and initially developed by others. We may not be successful in executing our growth strategy or such growth strategy may not deliver the anticipated results.
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

Our current headquarters are located in Stamford, Connecticut. Our development operations are currently located at two facilities in Durham and Research Triangle Park, North Carolina. We currently outsource our manufacturing operations to third parties, and clinical and commercial quantities of our approved product and product candidates are manufactured by these third parties outside the United States, including in Canada, China, France, Germany and India. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions.
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
We have incurred significant net losses in each reporting period since our inception. To date, we have financed our operations principally through equity financings. We have derived license and collaboration revenue from the nonrefundable upfront payment we received under the Jazz asset purchase and license agreement and limited deferred revenue from the non-exclusive license and collaboration agreement with GlaxoSmithKline. In November 2023, the FDA approved OGSIVEO (nirogacestat) for the treatment of adult patients with desmoid tumors. In December 2023, we began to generate revenue from sales of OGSIVEO in the United States. We continue to incur significant research and development and selling, general and administrative expenses related to our ongoing operations, including expenses incurred in connection with the commercialization of OGSIVEO. As a result, we are not profitable and have incurred losses in each annual period since our inception. Our net losses were $325.1 million, $277.4 million and $173.9 million for the fiscal years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $895.0 million and $569.9 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, seek regulatory approvals for, and prepare for commercialization of, our product candidates, including our lead product candidates, nirogacestat and mirdametinib, and any future product candidates.
We anticipate that our expenses will increase substantially if, and as, we:
•launch, promote and support commercialization of OGSIVEO;
•advance the development of our other product candidates, including nirogacestat and mirdametinib, through late-stage clinical trials, including registrational clinical trials and potentially for other indications;
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
Even if we succeed in commercializing our product candidates, we will continue to incur substantial research and development and other expenditures to develop, register and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
We have a limited operating history, which may make it difficult to evaluate our prospects and likelihood of success.
We are a commercial-stage biopharmaceutical company with a limited operating history. We were formed in August 2017 and our operations to date have been focused on preparing and executing our clinical trials for our product candidates, building our infrastructure, raising capital and executing partnerships. Consequently, we have limited operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate activity or an acceptable safety profile, gain regulatory approval, secure market access and reimbursement and become commercially viable.
Although we received FDA approval for OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment, this is our first and only product approved for commercial sale, and we have not yet generated significant revenue from product sales to date. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, or other known or unknown factors and risks that may be infrequent or unique.
In addition, we are transitioning from a company with a development focus to a company supporting commercial activities and may not be successful in such a transition.
We may require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of our product candidates.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to launch, promote and support commercialization of OGSIVEO, to conduct further research and development and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any additional products for which we receive regulatory approval. As of December 31, 2023, we had $662.6 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development and obtain regulatory approval of our product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
Our future funding requirements will depend on many factors, including, but not limited to:
•costs to launch, promote and support commercialization of OGSIVEO, and the level of commercial success achieved by OGSIVEO;
•the initiation, progress, timing, costs and results of clinical trials for our product candidates; including any unforeseen costs we may incur as a result of clinical trial delays due to ongoing global and regional conflicts, or other causes;

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
We do not have any committed external source of funds or other support for our development efforts, and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, existing stockholder ownership interest may be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek commercial or development partners for our lead products or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves.
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
Our executive officers, directors and their affiliates and holders of more than 5% of our common stock beneficially hold, in the aggregate, as of December 31, 2023, approximately 36.8% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are in their best interest as one of our stockholders.
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
Successful completion of clinical trials is a prerequisite to submitting an NDA to the FDA, a Marketing Authorisation Application, or MAA, to the EMA and similar marketing applications to comparable foreign regulatory authorities for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates.
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
Even if we are successful in obtaining marketing approval, commercial success of any approved products will also depend in large part on the availability of coverage and adequate reimbursement from third-party payors, including government payors such as the Medicare and Medicaid programs, and managed care organizations in the United States or country specific governmental organizations in foreign countries, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors were not to provide coverage and adequate reimbursement for our products once approved, market acceptance and commercial success would be reduced.
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
Moreover, we have limited experience manufacturing or processing on a commercial scale and may not be able to do so for any of our product candidates if approved. We may make changes as we work to optimize our manufacturing processes, but we cannot be sure that even minor changes in our processes will result in therapies that are safe, effective and approved for commercial sale.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
We face an inherent risk of product liability as a result of testing our product candidates in clinical trials and face an even greater risk of product liability with the launch of our first approved product, OGSIVEO. For example, we may be sued if OGSIVEO or any of our products or product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of OGSIVEO or our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
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
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. Even if our agreements with any current or future corporate collaborators entitle us to indemnification against losses, that indemnification may not be available or adequate should any claim arise. Although we currently carry commercial product liability and clinical trial insurance, the amount of insurance coverage we carry may not be adequate, and, in the future, we may be unable to maintain this insurance coverage, or we may not be able to obtain additional or replacement insurance at a reasonable cost, if at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay those amounts.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in 2023, the closures of Silicon Valley Bank, or SVB, and Signature Bank were placed into receivership with the Federal Deposit Insurance Corporation, or FDIC. Although a statement by the Department of the Treasury, the Federal Reserve, and the FDIC indicated that all depositors at Silicon Valley Bank and Signature Bank would have access to their funds, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder or obtain such access in a timely manner. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
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
Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is affected by the extent to which we have rights under valid and enforceable patents that cover these activities. If our patents expire, or we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. Our current composition of matter patents covering nirogacestat and mirdametinib, were licensed from Pfizer in connection with the formation of our company. U.S. patents covering nirogacestat as a composition of matter have a statutory expiration date in 2025, U.S. patents that cover the drug substance, including polymorphic forms of nirogacestat expire in 2039, U.S. patents that cover pharmaceutical compositions expire in 2042, and a U.S. patent that covers methods of treating desmoid tumors expires in 2043, in each case, not including patent term adjustment or any regulatory extensions, with foreign counterparts pending. U.S. patents that cover polymorphic forms of mirdametinib, including the form that is currently in clinical development expire in 2041, a U.S. patent that covers pharmaceutical compositions expires in 2041, and U.S. patents directed to methods of treatment expire in 2041 and 2043, in each case not including any regulatory extensions, with foreign counterparts pending. Our earliest patents may expire before, or soon after, either product candidate achieves marketing approval in the United States or foreign jurisdictions. We also intend to rely on orphan drug exclusivity to market our lead products. Once the patent life has expired, we may be open to competition from competitive products, including generics. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. The expiration of the patents covering our lead product candidates, and our inability to secure additional patent protection, could also have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is protected under the Safe Harbor exemption as set forth in 35 U.S.C. §271. If any of our product candidates are approved by the FDA, third parties may then seek to enforce their patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and any patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and in many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by issued patents or any pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors also may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our patents or any patent applications, which could require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned by or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. If we or one of our licensors is a party to an interference proceeding involving a U.S. patent application on inventions owned by or in-licensed to us, we may incur substantial costs, divert management’s time and expend other resources, even if we are successful.
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted, and is currently implementing, wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. We cannot predict how these decisions or any future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition.
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
Risks related to government regulation
The regulatory approval process for our product candidates in the United States, the European Union, and other jurisdictions is currently uncertain and will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA in the United States, the EMA in the European Union, or EU, and comparable foreign regulatory authorities. We are not permitted to market any product in any jurisdiction until we receive marketing approval from the appropriate regulatory authority. We have only submitted one NDA to the FDA, which was submitted in December 2022 for nirogacestat for the treatment of adults with progressing desmoid tumors requiring systemic treatment, and was granted regulatory approval on November 27, 2023. In addition, aside from the MAA we submitted to the EMA in February 2024 for nirogacestat for the treatment of adults with desmoid tumors, we have not otherwise submitted an MAA to the EMA or similar marketing application to comparable foreign regulatory authorities. In the United States, an NDA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. An NDA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-approval inspection.
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
•the availability of materials or manufacturing slots for the products needed for our clinical trials, as a result of the ongoing global and regional conflicts and resulting heightened economic sanctions from the United States, which could lead to delays in these trials; We could face higher costs or reduced availability of supplies, materials, components, or services for product candidates in the United States, the European Union, and other jurisdictions;
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, or AKS, and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, see the section titled “Business – Other healthcare laws” in this Form 10-K.
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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even though the FDA granted marketing approval of to OGSIVEO for the treatment of adults with progressing desmoid tumors requiring systemic therapy, the EMA or comparable foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries, and we may be unable to obtain such additional approvals. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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
Our approved product and any product candidates which receive approval in the future are and will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-marketing information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.
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
The success of our approved product and product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. For more information, see the section titled “Business – Coverage, pricing and reimbursement” in this Form 10-K.
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
Moreover, increasing efforts by governmental and other third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.
Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see the section titled “Business – Current and future legislation” in this Form 10-K.

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

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. See “—Coverage and reimbursement may be limited or unavailable in certain market segments for our approved product and product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.”
These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in the Medicaid Drug Rebate program, the 340B drug pricing program, and the VA’s FSS pricing program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.
The ACA made significant changes to the Medicaid Drug Rebate program. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the ACA. The issuance of the final regulation has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulation.
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA, other legislation, or in regulation could affect our 340B ceiling price calculations and negatively impact our results of operations.
The Health Resources and Services Administration, or HRSA, which administers the 340B program, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis. Implementation of the civil monetary penalties regulation and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program or could require us to issue refunds to 340B covered entities.
Significant civil monetary penalties can be applied if we are found to have knowingly submitted any false pricing information to CMS, or if we fail to submit the required price data on a timely basis. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Significant civil monetary penalties also can be applied if we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price. We cannot assure you that our submissions will not be found by CMS or HRSA to be incomplete or incorrect.
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, as noted above, we participate in the VA’s FSS pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (the VA, U.S. Department of Defense, or DOD, Public Health Service, and the U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. These obligations also contain extensive disclosure and certification requirements.
We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our covered products on a Tricare Agreement in order for these products to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Off-label use or misuse of our products may harm our reputation in the marketplace or result in injuries that lead to costly product liability suits.
We have received regulatory approval to market OGSIVEO for the treatment of adults with progressing desmoid tumors in adults requiring systemic therapy and we are developing mirdametinib for the treatment of NF1-PN. We may only promote or market OSGIVEO and our other product candidates, if approved by the FDA, for their specifically approved indications and in a manner consistent with the approved labeling. We will train our marketing and sales force against promoting our product candidates for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. Furthermore, the use of our products for indications other than those approved by the FDA may not effectively treat such conditions. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our products for any off-label uses, which could lead to product liability suits that that might require significant financial and management resources and that could harm our reputation. Additionally, the FDA imposes stringent restrictions on manufacturers’ communications regarding off-label uses and if we, or our collaborators, do not promote our products, if approved, in a manner consistent with the approved labeling, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the Federal Food, Drug, and Cosmetic Act and other statutes, including the FCA, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

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
Much like the AKS prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery and other laws of EU Member States, and operations in the United Kingdom would be subject to relevant United Kingdom laws, including the United Kingdom Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.
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

In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal information, we may seek to conduct clinical trials in EEA/UK and may become subject to additional European data privacy laws, regulations and guidelines. Where we conduct clinical trials and enroll subjects in our ongoing or future clinical trials in the European Economic Area, or EEA or in the United Kingdom, or UK, we may be subject to European data protection regulations which include additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA and UK, including personal health data, is subject to the EU General Data Protection Regulation, or EU GDPR, with respect to the EEA and the UK General Data Protection Regulation and UK Data Protection Act 2018 with respect to the UK, or UK GDPR, and collectively with the EU GDPR referred to as the “GDPR” in this document unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, conducting privacy impact assessments for “high risk” processing, implementing safeguards to protect the security and confidentiality of personal data, implementing limitations on the retention of personal data, providing mandatory notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA and UK to non-adequate territories, including the United States in certain circumstances unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) have been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Failure to comply with the GDPR, and any supplemental EEA Member State or UK national data protection laws which may apply by virtue of the location of the individuals whose personal data we collect, may result in substantial penalties, including potential fines of up to €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenues for the preceding financial year, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increases our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and requires us to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR, particularly with the introduction of the new Data Reform Bill into the UK legislative process. In addition, EEA Member States have adopted national laws which may partially deviate from the EU GDPR, and the competent authorities in the EEA Member States may interpret EU GDPR obligations slightly differently from country to country, such that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and compliance cost to the handling of European personal data and our privacy and data security compliance, and could require us to amend our processes and procedures to implement different compliance measures for the UK and the EEA.
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
As we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of any foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
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
Risks related to managing business and operations
Public health outbreaks, epidemics and pandemics, such as the COVID-19 pandemic, could adversely impact our business, including our preclinical studies and clinical trials.
Public health outbreaks, epidemics and pandemics could adversely impact our business. For example, the novel strain of coronavirus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, identified in Wuhan, China in December 2019, and the resulting disease from SARS-CoV-2, or COVID-19, became a global pandemic. While we did not experience any material disruptions to the execution of the research and development activities that we currently have underway as a result of the pandemic, however with respect to any future epidemics, all of which remain uncertain and difficult to predict, we may continue to experience disruptions that could severely impact research and development, and commercialization timelines and outcomes, including, but not limited to:

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
Our ability to compete in the highly competitive biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Saqib Islam, our Chief Executive Officer, Frank Perier, our Chief Financial Officer, Bhavesh Ashar, our Chief Commercial Officer, Badreddin Edris, our Chief Operating Officer, James Cassidy, our Chief Medical Officer, Kristin Patterson, our Chief Technical Officer, and Tai-An Lin, our Chief Scientific Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements for these individuals, could harm our business.
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
As of December 31, 2023, we had federal, state and city net operating loss carryforwards of $472.1 million, $365.5 million and $3.7 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards generated 2018 through 2023 of $467.8 million will be limited to offset 80% of taxable income for an indefinite period of time, until fully utilized. Federal net operating loss carryforwards of $4.3 million reported in 2017, and the state and city net operating loss carryforwards expire at various dates through 2037. We also have federal tax credits of $33.5 million, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various dates beginning in 2038.
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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. In addition, regarding the current Russia-Ukraine and Israel-Hamas conflicts, while we do not have any clinical trial sites or operations in the currently affected regions, if the current conflict expands further into the region or continues, resulting heightened economic sanctions from the United States and the international community, in addition to environmental regulations, could limit our ability to procure or use certain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and we have observed increased economic uncertainty in the United States and abroad.

A severe or prolonged economic downturn (including inflation or uncertainty caused by political violence and chaos) could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption, including lack of renewals. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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
•the results of our potentially registrational clinical trial for mirdametinib;
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

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations resulting from the COVID-19 pandemic and other macroeconomic factors (including global conflicts and political instability) and have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock does not exceed a stockholder's purchase price, such stockholder may not realize any return on their investment in us and may lose some or all of their investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2023, we had 73,486,699 shares of common stock outstanding, of which 106,834 shares are restricted shares subject to future vesting.
As of December 31, 2023, approximately 36.8% of our shares of common stock are beneficially held by directors, executive officers and holders of more than 5% of our common stock and will be subject to certain limitations of Rule 144 under the Securities Act.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity

In a highly competitive, regulated industry, where we are responsible for managing and securing confidential information, such as clinical trial results, clinical subject data, patient support program information, collaboration data, trade secrets and other confidential, non-public information, such as company plans and strategies, we recognize the importance of information security practices designed to protect the confidentiality, integrity, and availability of such information. Accordingly, the foundation of our cybersecurity program consists of appropriate governance and controls designed to assess, identify, and manage cyber risks, and is considered to be an important part of the Company’s broader enterprise risk management program.

Cybersecurity Governance

Responsibility for cybersecurity risk management is driven by Company leadership who are responsible for communicating the requirements for vigilance and compliance throughout the organization. The cybersecurity program is led by our Vice President of Information Technology (“VP of IT”), who reports to the Chief Financial Officer and has over 25 years of experience building, implementing and managing information systems, including the development and deployment of risk mitigation strategies for such systems. The VP of IT is a member of and works in conjunction with other leaders of the Company’s Cyber Governance Committee, which is responsible for oversight of the Company’s cybersecurity program. The Cyber Governance Committee comprises cross-functional members of management, and in addition to the VP of IT, includes the Company’s Chief Compliance Officer, Chief of Staff, and Chief Accounting Officer. Together, these individuals meet periodically to align cybersecurity and privacy strategy with business needs and risk appetite, monitor the execution of key cybersecurity initiatives, and serve as an escalation point for any related issues.

Members of the Cyber Governance Committee provide quarterly updates to the Audit Committee of our Board of Directors, annual updates to the Board of Directors, and regular reports to the Company’s executive leadership team about the cyber program, including information about the status of ongoing efforts to enhance cybersecurity effectiveness. The Board of Directors also receives cybersecurity awareness training.

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management program is informed by industry standards, intended to address the fundamental principles of information security. Our program leverages the expertise of third-party information technology providers and solutions, and includes periodic simulated attacks, penetration testing, third-party risk evaluations, and threat monitoring to identify, assess, and mitigate cybersecurity risks a formalized incident response and notification plan that establishes an organizational framework and guidelines to assist us in identifying, responding to, and recovering from cybersecurity incidents.

The Company performs assessments of certain third-party vendors prior to establishing a business relationship as part of our efforts to evaluate whether such vendors demonstrate appropriate commitments related to data security, availability, and confidentiality. This process is designed to be calibrated to the identified risk level associated with each vendor.

We also educate with our employees to raise awareness of cybersecurity threats and best practices. As part of our onboarding process, we train all new employees on cybersecurity and maintain an annual retraining for all employees on cybersecurity standards and best practices, such as how to recognize and respond to phishing and social engineering schemes, which is supported by periodic phishing testing and training. We also have additional specific and regular training for our IT professionals.
Item 2.    Properties

Our headquarters are located in Stamford, Connecticut, where we have leased approximately 24,000 square feet of office space under a lease that expires in April 2028, with two five-year renewal options or one ten-year renewal option. Various corporate functions including clinical development operations are based in Durham, North Carolina, where we have leased approximately 10,350 square feet of office space under a lease that expires in 2026, with two five-year renewal options. Our discovery lab and translational operations are based in Research Triangle Park in Durham, North Carolina, where we have leased approximately 16,010 square feet of office space under a lease that expires in 2028, with two five-year renewal options. We believe that our current and planned facilities are adequate to meet our needs for the foreseeable future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
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
Holders of our Common Stock
As of February 21, 2024, there were approximately 93 shareholders of record of our common stock.
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
The following graph shows the value of an investment of $100 from September 13, 2019, or the date our common stock commenced trading on The Nasdaq Global Select Market, through December 31, 2023, in our common stock, the Standard & Poor’s 500 Index (S&P 500), the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

Comparison of 52 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2023
400
350
300
250
200
150
100
50
0
9/13/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23
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
Purchase of Equity Securities
None.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, or Annual Report. Unless the context otherwise requires, all references to "we," "us," "our," "SpringWorks," or the "Company" refer to SpringWorks Therapeutics, Inc., together with its subsidiaries. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Annual Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Annual Report, including under Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements”. In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission, or SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
Overview

We are a commercial-stage biopharmaceutical company applying a precision medicine approach to developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. We have a differentiated portfolio of small molecule targeted oncology assets, including one approved product and several clinical candidates, and are advancing programs in both rare tumor types as well as highly prevalent, genetically defined cancers. OGSIVEO™ (nirogacestat) is our first commercial product. OGSIVEO was approved by the in the United States Food and Drug Administration, or FDA, on November 27, 2023. OGSIVEO is a novel, oral, selective gamma secretase inhibitor that is the first and only FDA-approved therapy for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. Our strategic approach and operational excellence across research, translational science, and clinical development have enabled us to successfully launch our first product, rapidly advance additional product candidates into late-stage clinical trials, and enter into multiple shared-value partnerships with industry leaders to expand our portfolio. From this foundation, we are continuing to build a differentiated, fully-integrated, commercial biopharmaceutical company intensely focused on understanding patients and their diseases in order to develop transformative targeted medicines.
As described in Part I, Item 1. "Business," we currently have several product candidates in clinical development. Refer to Part I, Item 1. "Business" for a summary of our clinical programs.

On November 27, 2023, the FDA approved OGSIVEO for the treatment of adult patients with desmoid tumors who require systemic treatment. For the year ended December 31, 2023, the Company generated $5.4 million in OGSIVEO net sales.

On November 16, 2023, the Company announced positive topline results from the Phase 2b ReNeu trial of mirdametinib in NF1-PN. The ReNeu trial enrolled 114 patients in two cohorts (pediatric and adult) across 50 sites in the United States. The primary endpoint was confirmed objective response rate (ORR), defined as ≥ 20% reduction in target tumor volume as measured by MRI and assessed by Blinded Independent Central Review (BICR). As of the data cutoff date of September 20, 2023, 52% (29/56) of pediatric patients and 41% (24/58) of adult patients had BICR confirmed objective responses within the 24-cycle treatment period (cycle length: 28 days). An additional pediatric patient and two additional adult patients achieved confirmed objective responses after Cycle 24 in the long-term follow up phase of the trial, where patients continue to receive mirdametinib treatment. Median best percent change from baseline in target tumor volume was -42% and -41% in the pediatric and adult cohort, respectively. As of the data cut-off, the median duration of treatment was 22 months in both the pediatric and adult cohorts. Median duration of response was not reached in either cohort. Pediatric and adult patients in the ReNeu trial also experienced statistically significant improvements from baseline in pain, quality of life, and physical function, as assessed across multiple patient-reported outcome tools. Mirdametinib was generally well tolerated in the ReNeu trial, with the majority of adverse events (AEs) being Grade 1 or Grade 2. The most frequently reported AEs were rash, diarrhea, and vomiting in the pediatric cohort and rash, diarrhea, and nausea in the adult cohort. 25% of pediatric patients and 16% of adult patients experienced a Grade 3 or higher treatment-related AE. We believe the results from the ReNeu trial demonstrate a compelling clinical profile and potentially transformative benefit across measures of both safety and efficacy. With these data, we believe mirdametinib has the potential to be the best-in-class therapy for children and the first approved treatment for adults with NF1-PN. We plan to submit a New Drug Application, or NDA, for mirdametinib to the FDA in the first half of 2024. Additional data are expected to be presented at an upcoming medical conference in the first half of 2024 and to be submitted for publication in a peer-reviewed journal.
On December 8, 2023, the Company completed the sale of 10,905,171 shares of common stock in an underwritten public offering, including 1,422,413 shares of common stock sold pursuant to the underwriter's full exercise of their option to purchase additional shares, at an offering price of $29.00 per share, resulting in net proceeds to the Company of $299.3 million.
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
On February 25, 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we were able to issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million, or the Shares, from time to time through Cowen as our sales agent. In August 2022, we sold 2,247,500 shares of Common Stock under this at-the-market offering program, or ATM Program, for gross proceeds of $69.7 million, less commissions of $1.9 million for net proceeds of $67.8 million.

Since our inception in August 2017, we have devoted substantially all of our resources to conducting research and development activities for our product candidates, executing our business development strategy, building our intellectual property portfolio, organizing and staffing our company, building commercialization capabilities, business planning, raising capital and providing selling, general and administrative support for these activities.

We had cash, cash equivalents and available-for-sale marketable securities of $662.6 million and $597.0 million as of December 31, 2023 and December 31, 2022, respectively. Since inception, we have funded our operations primarily with proceeds from the sale of our securities including net proceeds of $269.5 million from our follow-on financing in October 2020, net proceeds of $67.8 million from the ATM Program in August 2022, gross proceeds of approximately $75.0 million from the Stock Purchase Agreement entered into concurrently with the GSK License Agreement in September 2022, net proceeds of $216.8 million from the Private Placement in September 2022 and net proceeds of $299.3 million from follow-on financing in December 2023. We believe that our cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report.
Since inception, we have incurred significant operating losses. Our net losses were $325.1 million, $277.4 million, and $173.9 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. We had an accumulated deficit of $895.0 million and $569.9 million as of December 31, 2023 and December 31, 2022, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•commercialize OGSIVEO for the treatment of adult desmoid tumor patients who require systemic treatment in the United States and seek regulatory approval in other jurisdictions;

•advance mirdametinib towards marketing approval for the treatment of adults and children with NF1-PN;
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
In August 2017, we entered into a license agreement, or the Nirogacestat License Agreement, with Pfizer pursuant to which we acquired exclusive worldwide rights to nirogacestat. We subsequently amended the Nirogacestat License Agreement in July of 2019 with regard to certain provisions relating to intellectual property. Pursuant to the Nirogacestat License Agreement, as amended, we are required to pay Pfizer payments of up to an aggregate of $232.5 million upon achievement of certain commercial milestone events. One such milestone payment was met upon the first commercial sale of OGSIVEO in December 2023 and a milestone payment of $11.3 million is due in the second quarter of 2024. We will pay Pfizer tiered royalties on sales of nirogacestat at percentages ranging from the mid-single digits to the low 20s, which may be subject to deductions for expiration of valid claims, amounts due under third-party licenses and generic competition.
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
EGFR license agreement
In October 2021, we entered into an exclusive worldwide license agreement with Dana-Farber and a sponsored research agreement with Stanford Medicine, or Stanford, for a portfolio of novel small molecule inhibitors of Epidermal Growth Factor Receptor, or EGFR, designed for the treatment of EGFR-mutant cancers. Under the terms of the agreement, we made an upfront payment of $0.3 million to Dana-Farber, which was recorded as research and development expense in the consolidated statement of operations. Pursuant to the terms of the agreement, Dana-Farber is also eligible to receive up to $2.3 million in development milestones, up to $39 million in commercial milestones and single-digit percentage royalties based on any future net sales of products developed based on the in-licensed technology.

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
Pursuant to the development plan under the Jazz Agreement, Jazz initially studied PF-04457845, now known as JZP150, as a treatment for post-traumatic stress disorder, or PTSD. On December 21, 2023, Jazz announced topline results from its Phase 2 trial of JZP150 in PTSD. The trial did not meet its primary or secondary endpoints. Jazz disclosed plans to further evaluate the data, but does not anticipate moving forward with additional JZP150 development in PTSD.
See “Business—License and collaboration agreements” for more information on our license and collaboration agreements.
Components of our results of operations
Revenue
In November 2023, the FDA approved OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. In December 2023, we began to generate revenue from sales of OGSIVEO in the United States. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
Cost of Product Revenue
Our cost of product revenue includes the cost of goods sold, amortization expense for commercial milestones and royalty expense. Our cost of goods sold consists of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight and other costs associated with sales of commercial products.

Research and development expenses
Our research and development expenses consist of expenses incurred in connection with the development of our product candidates. These expenses include:
•employee-related expenses, which include salaries, benefits and equity-based compensation for our research and development personnel;
•fees paid to consultants for services directly related to our research and development programs;
•expenses incurred under agreements with third-party contract research organizations, investigative clinical trial sites, academic institutions and consultants that conduct research and development activities on our behalf or in collaboration with us;
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
We expect our research and development expenses to increase for the foreseeable future as we continue to invest in activities related to developing our product candidates and our preclinical programs, and as certain product candidates advance into later stages of development, including nirogacestat, which is being studied in ovarian granulosa cell tumors, and mirdametinib with the ReNeu trial. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of salaries and related costs, including equity-based compensation, for personnel in executive, finance, corporate, commercial, business development and administrative functions. Selling, general and administrative expenses also include consulting services, legal fees relating to patent and corporate matters; professional fees for accounting, auditing and tax services; insurance costs; administrative travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We anticipate that our selling, general and administrative expenses will increase in the future as we increase our headcount to expand operations to support the organization, including commercialization efforts.
Interest and other income
Interest and other income consists primarily of interest income. Interest income consists of interest earned on our cash, cash equivalents and available-for-sale marketable securities.
Equity method investment loss
The equity method investment loss represents our share of the losses from the MapKure investment, which is accounted for using the equity method of accounting.
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
As of December 31, 2023, we have federal, state and city net operating loss carryforwards of $472.1 million, $365.5 million and $3.7 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards generated 2018 through 2023 of $467.8 million, will be available to offset 80% of taxable income for an indefinite period of time, until fully utilized. Federal net operating loss carryforwards of $4.3 million reported in 2017, and the state and city net operating loss carryforwards expire at various dates through 2037. We also have federal tax credits of $33.5 million, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various dates beginning in 2038.
Results of operations
Comparison of the Years Ended December 31, 2023 and December 31, 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and December 31, 2022.

	Twelve Months Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Revenue:
Product revenue, net	$5,447	$—	$5,447	—%
Total revenue	5,447	—	5,447	—
Operating expenses:
Cost of product revenue	422	—	422	—%
Research and development	150,487	146,122	4,365	3%
Selling, general and administrative	197,551	134,552	62,999	47%
Total operating expenses	348,460	280,674	67,786	24%
Loss from operations	(343,013)	(280,674)	(62,339)	22%
Interest and other income:
Interest and other income, net	22,947	6,147	16,800	273%
Total interest and other income	22,947	6,147	16,800	273%
Equity method investment loss	(5,038)	(2,890)	(2,148)	74%
Net loss	$(325,104)	$(277,417)	$(47,687)	17%
Revenue
In November 2023, the FDA approved OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. In December 2023, we began to generate product revenue from sales of OGSIVEO in the United States. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
Cost of Product Revenue
Our cost of product revenue includes the cost of goods sold, amortization expense for commercial milestones and royalties associated with sales of OGSIVEO in the United States.
Research and development expenses
Research and development expense was relatively unchanged, with $150.5 million for the year ended December 31, 2023 as compared to $146.1 million for the year ended December 31, 2022.
Our research and development expenses are summarized in the table below:

	Twelve Months Ended December 31,
(in thousands)	2023	2022	$ Change
Personnel-related	$82,722	$70,876	$11,846
Licensing, trial and drug manufacturing	57,883	66,447	(8,564)
Facility-related and other	9,882	8,799	1,083
Total research and development expenses	$150,487	$146,122	$4,365
The increase in research and development expense was primarily attributable to an increase of $11.8 million in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense, partially offset by a decrease of $7.5 million in external costs related to drug manufacturing, clinical trials and other research.

We track research and development expenses on a program-by-program basis to the extent such spend is attributable to a specific program. Our research and development expenses by program for the periods presented were as follows:

	Twelve Months Ended December 31,
(in thousands)	2023	2022	$ Change
Program specific costs:
Nirogacestat	$34,812	$48,944	$(14,132)
Mirdametinib	31,735	23,644	8,091
Other	7,254	10,603	(3,349)
Total program specific costs	73,801	83,191	(9,390)
Non-program specific costs	76,686	62,931	13,755
Total research and development expenses	$150,487	$146,122	$4,365
Selling, general and administrative expenses
Selling, general and administrative expenses were $197.6 million and $134.6 million for the years ended December 31, 2023 and December 31, 2022, respectively, as follows:

	Twelve Months Ended December 31,
(in thousands)	2023	2022	$ Change
Personnel-related	$120,456	$81,441	$39,015
Professional and consulting fees	64,137	43,996	20,141
Facility-related and other	12,958	9,115	3,843
Total selling, general and administrative expenses	$197,551	$134,552	$62,999
The increase in selling, general and administrative expense was largely attributable to commercial readiness activities to support the U.S. launch of OGSIVEO. The increase in selling, general and administrative expense included a $39.0 million increase in internal costs and a $24.0 million increase in consulting and professional services. The increase in internal costs was attributable to the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense, driven by the growth of our commercial organization, which included hiring our sales force, as well as establishing certain sales support, marketing, and commercialization functions. The increase in consulting and professional services was also primarily attributable to commercial readiness activities as we expand the capabilities of the organization.
Other income
The increase in other income was driven by an increase in interest income, net, during the year ended December 31, 2023 as compared to the year ended December 31, 2022. This increase was attributable to higher market yield.

Comparison of the Years Ended December 31, 2022 and December 31, 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and December 31, 2021.

	Twelve Months Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$146,122	$101,676	$44,446	44%
Selling, general and administrative	134,552	71,792	62,760	87%
Total operating expenses	280,674	173,468	107,206	62%
Loss from operations	(280,674)	(173,468)	(107,206)	62%
Interest and other income:
Interest and other income, net	6,147	546	5,601	1026%
Total interest and other income	6,147	546	5,601	1026%
Equity method investment loss	(2,890)	(988)	(1,902)	193%
Net loss	$(277,417)	$(173,910)	$(103,507)	60%
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
The increase in research and development expense was primarily attributable to a $31.8 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense, and an increase of $22.6 million in external costs related to drug manufacturing, clinical trial and other research, partially offset by an $11.0 million decrease in licensing costs related to the nonrefundable upfront payment to KU Leuven and VIB for the in-licensing of the TEAD inhibitor program in May 2021.
We track research and development expenses on a program-by-program basis to the extent such spend is attributable to a specific program. Our research and development expenses by program for the periods presented were as follows:

	Twelve Months Ended December 31,
(in thousands)	2022	2021	$ Change
Program specific costs:
Nirogacestat	$48,944	$29,101	$19,843
Mirdametinib	23,644	17,454	6,190
Upfront Payments	—	11,250	(11,250)
Other	10,603	2,319	8,284
Total program specific costs	83,191	60,124	23,067
Non-program specific costs	62,931	41,552	21,379
Total research and development expenses	$146,122	$101,676	$44,446
Selling, general and administrative expenses
Selling, general and administrative expenses were $134.6 million and $71.8 million for the years ended December 31, 2022 and December 31, 2021, respectively, as follows:

	Twelve Months Ended December 31,
(in thousands)	2022	2021	$ Change
Personnel-related	$81,441	$44,861	$36,580
Professional and consulting fees	43,996	20,923	23,073
Facility-related and other	9,115	6,008	3,107
Total selling, general and administrative expenses	$134,552	$71,792	$62,760
The increase in selling, general and administrative expense was primarily attributable to a $36.6 million increase in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense as we continue to expand our operations to support the organization, and a $23.1 million increase in information technology costs and consulting and professional services, including legal, regulatory and compliance, as we continue to build new capabilities, including commercial.
Other income
The increase in other income was driven by an increase in interest income, net, during the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was attributable to a significant increase in interest rates, which drove a higher return on cash, cash equivalents and marketable securities for the full year ended December 31, 2022.
Liquidity and capital resources
Sources of Liquidity
Since our inception, we have funded our operations primarily with proceeds from the sale of our securities including net proceeds of $67.8 million from the ATM program in August 2022, gross proceeds of approximately $75.0 million from the Stock Purchase Agreement entered into concurrently with the GSK License Agreement in September 2022, net proceeds of $216.8 million from the Private Placement in September 2022 and net proceeds of $299.3 million from the follow-on financing in December 2023. In November 2023, the FDA approved OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. In December 2023, we began to generate product revenue from sales of OGSIVEO in the United States.
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $325.1 million, $277.4 million and $173.9 million for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively. We had an accumulated deficit of $895.0 million and $569.9 million at December 31, 2023 and December 31, 2022, respectively.
Funding requirements

Our primary use of cash is to fund operating expenses, including our research and development programs, as well as our commercialization activities and corporate operations. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.
We believe that our cash, cash equivalents and marketable securities balance as of December 31, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
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
•the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA and other comparable foreign regulatory authorities;
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
We may need additional funds to meet operational needs and capital requirements for clinical trials, other research and development expenditures, commercial activities and business development efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.
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
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Twelve Months Ended December 31,
(in thousands)	2023	2022	2021
Net cash used in operating activities	$(222,795)	$(161,563)	$(127,877)
Net cash provided by (used in) investing activities	34,754	(215,597)	83,592
Net cash provided by financing activities	296,639	340,702	1,157
Net increase (decrease) in cash and cash equivalents	$108,598	$(36,458)	$(43,128)
Cash flows used in operating activities
Net cash used in operating activities was $222.8 million, $161.6 million, and $127.9 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.
Net cash used in operating activities for the year ended December 31, 2023, was primarily due to our net loss for the year of $325.1 million, and a net decrease from changes in operating assets and liabilities of $0.6 million, partially offset by equity-based compensation expense of $94.5 million, equity investment loss of $5.0 million, and non-cash operating lease and depreciation and amortization expense of $3.3 million. The change in our net operating assets and liabilities was primarily due to a net decrease of $6.0 million in prepaid expenses and other non-current assets, $5.9 million in accounts receivable, $3.1 million in inventory, $1.3 million in lease liability driven by cash payments for operating leases and $0.2 million in accounts payable, partially offset by a $15.9 million increase in accrued expenses.
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
Cash flows from investing activities
Net cash provided by investing activities of $34.8 million for the year ended December 31, 2023 was driven by the sale and maturities of available-for-sale debt securities of $620.7 million, partially offset by purchases of available-for-sale debt securities of $575.7 million, capital expenditures of $7.4 million and our investment in MapKure of $2.8 million. Net cash used in investing activities of $215.6 million for the year ended December 31, 2022 was driven by the purchases of available-for-sale debt securities of $481.1 million, capital expenditures of $10.2 million, our June 2022 investment in MapKure of $4.2 million, offset by the proceeds from the sale and maturity of available-for-sale debt securities of $279.8 million. Net cash provided by investing activities was $83.6 million for the year ended December 31, 2021, driven by net sales of available-for-sale marketable securities of $85.6 million.
Cash flows provided by financing activities

Net provided by financing activities of $296.6 million for the year ended December 31, 2023 was driven by net proceeds from the issuance of common stock of $299.3 million, partially offset by stock repurchased to satisfy employee tax withholding obligations on restricted stock releases of $2.8 million. Net cash provided by financing activities was $340.7 million for the year ended December 31, 2022 was driven by net proceeds from the issuance of common stock of $340.1 million. Net cash provided by financing activities was $1.2 million for the year ended December 31, 2021, as a result of proceeds from stock option exercises.
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
We have not recorded any reserves for uncertain tax positions as of December 31, 2023.
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
Product revenue, net: Revenues from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from (i) invoice discounts for prompt payment and specialty distributor and specialty pharmacy service fees, (ii) government and private payer rebates, chargebacks, discounts and fees, (iii) group purchasing organization (“GPO”) discounts, performance rebates and administrative fees, (iv) product returns and (v) costs of co-pay assistance programs for patients. Reserves are established for the estimates of variable consideration based on the amounts we expect to be earned or to be claimed on the related sales. The reserves are classified as reductions to accounts receivable, net or accrued expenses and other current liabilities. Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying, payment patterns and our historical experience. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
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
Accrued research and development costs
Research and Development expenditures are charged to research and development expense as incurred. These expenses consist of expenses incurred in performing development activities, including salaries and benefits, equity-based compensation expense, preclinical expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Expenses incurred for certain research and development activities, including expenses associated with particular activities performed by contract research organizations, investigative sites in connection with clinical trials and contract manufacturing organizations, are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to us by our vendors on actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of expense recognition. Expenses for research and development activities incurred that have yet to be invoiced by the vendors that perform the related activities are reflected in the consolidated financial statements as accrued expenses. Advance payments for goods or services to be received in the future for research and development activities are recorded as prepaid expenses. The prepaid expense amounts are expensed as the related goods are delivered or the services are performed.
Recent accounting pronouncements
See Note 3 to our consolidated financial statements “Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” for more information.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We had cash, cash equivalents and marketable securities of $662.6 million and $597.0 million as of December 31, 2023 and December 31, 2022, respectively, which consisted of bank deposits, highly liquid money market funds and investments in high-quality, highly liquid available-for-sale debt securities. Historical fluctuations in interest rates have not been significant for us. We had no outstanding debt as of December 31, 2023. Due to the short-term maturities of our cash equivalents and the high-quality, highly liquid nature of our available-for-sale debt marketable securities, an immediate one percentage point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements, short-term U.S. Treasury securities and investments in high-quality, highly liquid available-for-sale debt securities including corporate debt securities, government-sponsored enterprise securities and commercial paper. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

We are exposed to market risks in the ordinary course of business. These risks primarily include interest rate sensitivities.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SpringWorks Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SpringWorks Therapeutics, Inc. (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accrued Clinical Trials

Description of the Matter
As discussed in Note 3 to the consolidated financial statements, expenses incurred for certain research and development activities, including expenses associated with particular activities performed by contract research organizations and investigative sites in connection with clinical trials, are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to the Company by its vendors on actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred. Expenses for research and development activities incurred that have yet to be invoiced by the vendors that perform the related activities are reflected in the consolidated financial statements as accrued expenses.

Auditing the Company’s clinical trial accruals is challenging due to the fact that information necessary to determine the accrual is accumulated from multiple sources. Additionally, due to the duration of the clinical trials as well as the timing of invoices received from third parties, all actual amounts incurred are not typically known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting for clinical trial expenses, including controls over the completeness and amount of accrued clinical trial expenses.

To test the Company’s clinical trial accrual, our audit procedures included, among others, evaluating the information used by management to determine the accrual and testing the completeness and accuracy of the underlying data. To test the information used, we inspected the Company’s contracts with third-party service providers and any related amendments, corroborated the progress of clinical trials with the Company’s research and development personnel that oversee these activities and confirmed information received directly with the third parties, which included the third parties’ indication of costs incurred to date. We also tested subsequent invoicing received from third parties to assess the completeness and accuracy of the recorded accruals.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Hartford, Connecticut
February 27, 2024

SpringWorks Therapeutics, Inc. Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
(in thousands, except share and per-share data)
Assets
Current assets:
Cash and cash equivalents	$176,053	$67,490
Marketable securities	303,149	524,722
Accounts receivable, net	5,930	—
Inventory	3,103	—
Prepaid expenses and other current assets	12,677	7,548
Total current assets	500,912	599,760
Long-term marketable securities	183,386	4,794
Property and equipment, net	17,943	13,571
Operating lease right-of-use assets	6,144	4,698
Equity method investment	1,955	4,193
Restricted cash	613	578
Other assets	14,835	2,648
Total assets	$725,788	$630,242
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$7,396	$8,010
Accrued expenses	65,569	39,242
Operating lease liabilities, current	1,061	483
Deferred revenue, current	4,144	3,314
Total current liabilities	78,170	51,049
Operating lease liabilities, long-term	5,996	4,768
Deferred revenue, long-term	15,403	16,233
Total liabilities	99,569	72,050
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 73,620,361 and 62,453,328 shares issued and 73,486,699 and 62,423,129 shares outstanding at December 31, 2023 and December 31, 2022, respectively.	7	6
Additional paid-in capital	1,524,196	1,130,224
Accumulated deficit	(895,034)	(569,930)
Treasury stock, at cost (133,662 and 30,199 shares of common stock at December 31, 2023 and December 31, 2022, respectively).	(4,141)	(1,341)
Accumulated other comprehensive income (loss)	1,191	(767)
Total stockholders’ equity	626,219	558,192
Total liabilities and stockholders’ equity	$725,788	$630,242
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share and per-share data)	2023	2022	2021
Revenue:
Product revenue, net	$5,447	$—	$—
Total revenue	5,447	—	—
Operating expenses:
Cost of product revenue	422	—	—
Research and development	150,487	146,122	101,676
Selling, general and administrative	197,551	134,552	71,792
Total operating expenses	348,460	280,674	173,468

Loss from operations	(343,013)	(280,674)	(173,468)
Interest and other income:
Interest and other income, net	22,947	6,147	546
Total interest and other income	22,947	6,147	546
Equity method investment loss	(5,038)	(2,890)	(988)
Net loss	$(325,104)	$(277,417)	$(173,910)

Net loss per share, basic and diluted	$(5.15)	$(5.21)	$(3.59)
Weighted average common shares outstanding, basic and diluted	63,123,936	53,290,528	48,497,790
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net loss	$(325,104)	$(277,417)	$(173,910)
Changes in other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	1,958	(455)	(353)
Total changes in other comprehensive income (loss)	$1,958	$(455)	$(353)
Comprehensive loss	$(323,146)	$(277,872)	$(174,263)
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statement of Stockholders’ Equity

	Year ended December 31, 2021, 2022 and 2023
					Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common		Treasury
(in thousands, except share and unit data)	Shares	Amount	Shares	Amount
Balance at December 31, 2020	48,819,591	$5	—	$—	$675,615	$41	$(118,603)	$557,058
Equity-based compensation expense					38,444			38,444
Issuance of restricted stock awards	332,226	—						—
Forfeitures of restricted stock awards	(55,475)	—						—
Exercise of stock options	151,643	—			1,157			1,157
Other comprehensive loss, net of tax						(353)		(353)
Net loss							(173,910)	(173,910)
Balance at December 31, 2021	49,247,985	$5	—	$—	$715,216	$(312)	$(292,513)	$422,396
Equity-based compensation expense					72,965			72,965
Issuance of common stock to GSK	2,050,819	—			55,454			55,454
Issuance of common stock in private placement, net of issuance costs	8,650,520	1			216,830			216,831
Issuance of common stock under at-the-market offering, net of issuance costs	2,247,500	—			67,782			67,782
Issuance of restricted stock awards	36,625	—						—
Forfeitures of restricted stock awards	(27,957)	—						—
Restricted stock units vested	24,369	—						—
Exercise of stock options	223,467	—			1,977			1,977
Shares of common stock used to satisfy tax withholding obligations			30,199	(1,341)				(1,341)
Other comprehensive loss, net of tax						(455)		(455)
Net loss							(277,417)	(277,417)
Balance at December 31, 2022	62,453,328	$6	30,199	$(1,341)	$1,130,224	$(767)	$(569,930)	$558,192
Equity-based compensation expense					94,534			94,534
Issuance of common stock in underwritten public offering, net of issuance cost	10,905,171	1			299,299			299,300
Forfeitures of restricted stock awards	(21,113)	—						—
Restricted stock units vested	238,725	—						—
Exercise of stock options	44,250	—			139			139
Shares of common stock used to satisfy tax withholding obligations			103,463	(2,800)				(2,800)
Other comprehensive income, net of tax						1,958		1,958
Net loss							(325,104)	(325,104)
Balance at December 31, 2023	73,620,361	$7	133,662	$(4,141)	$1,524,196	$1,191	$(895,034)	$626,219
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating activities
Net loss	$(325,104)	$(277,417)	$(173,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,667	765	490
Non-cash operating lease expense	1,653	1,131	993
Equity-based compensation expense	94,534	72,965	38,444
Equity method investment loss	5,038	2,890	988
Changes in operating assets and liabilities
Accounts receivable, net	(5,930)	—	—
Inventory	(3,103)	—	—
Prepaid expenses and other current assets	(5,129)	1,861	(4,609)
Other assets	(838)	61	(707)
Accounts payable	(196)	4,168	2,074
Accrued expenses	15,906	13,325	9,912
Lease liability	(1,293)	(859)	(1,388)
Deferred revenue	—	19,547	—
Other liabilities	—	—	(164)
Net cash used in operating activities	$(222,795)	$(161,563)	$(127,877)
Investing activities
Capital expenditures	(7,385)	(10,196)	(2,016)
Equity method investment	(2,800)	(4,200)	—
Purchases of marketable securities	(575,724)	(481,050)	(305,423)
Proceeds from sale and maturity of marketable securities	620,663	279,849	391,031
Net cash provided by (used in) investing activities	$34,754	$(215,597)	$83,592
Financing activities
Proceeds from issuance of common stock in underwritten public offering, net of issuance costs	299,300	—	—
Proceeds from issuance of common stock to GSK	—	55,454	—
Proceeds from issuance of common stock in private placement, net of issuance costs	—	216,830	—
Proceeds from issuance of common stock under at-the-market offering, net of issuance costs	—	67,782	—
Treasury stock	(2,800)	(1,341)	—
Proceeds from stock option exercises	139	1,977	1,157
Net cash provided by financing activities	$296,639	$340,702	$1,157
Net increase (decrease) in cash and cash equivalents	108,598	(36,458)	(43,128)
Cash and cash equivalents including restricted cash, beginning of period	68,068	104,526	147,654
Cash and cash equivalents including restricted cash, end of period	$176,666	$68,068	$104,526

Supplemental non-cash disclosure
Right-of-use assets obtained in exchange for operating lease obligations	$2,637	$5,580	$—
Milestone payment for first commercial sale of OGSIVEO included in accrued expenses as of December 31, 2023	11,250	—	—
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc.
Notes to Consolidated Financial Statements
1.Nature of Operations
SpringWorks Therapeutics, Inc., or the Company, was formed in Delaware on August 18, 2017.
The Company is a commercial-stage biopharmaceutical company applying a precision medicine approach to developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. The Company has a differentiated portfolio of small molecule targeted oncology assets, including one approved product and several clinical candidates, and is advancing programs in both rare tumor types as well as highly prevalent, genetically defined cancers. OGSIVEO™ (nirogacestat) is the Company's first commercial product. OGSIVEO was approved by the United States Food and Drug Administration, or FDA, on November 27, 2023 for the treatment of adult patients with progressing desmoid tumors who require systemic treatment.
Follow-On Offerings
On December 8, 2023, the Company completed the sale of 10,905,171 shares of common stock in an underwritten public offering, including 1,422,413 shares of common stock sold pursuant to the underwriter's full exercise of their option to purchase additional shares, at an offering price of $29.00 per share, resulting in net proceeds to the Company of $299.3 million.
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
At-the-Market Offering
In August 2022, the Company sold 2,247,500 shares of Common Stock under an ATM Program, resulting in gross proceeds of $69.7 million, less commissions and other fees of $1.9 million for net proceeds of $67.8 million.
2.Risks and Liquidity
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $895.0 million and $569.9 million, and working capital of $422.7 million and $548.7 million at December 31, 2023 and December 31, 2022, respectively. In November 2023, the FDA approved OGSIVEO (nirogacestat) for the treatment of adult patients with desmoid tumors. In December 2023, the Company began to generate revenue from sales of OGSIVEO in the United States, for which the Company recorded net revenue of $5.4 million in 2023. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.

The Company had cash, cash equivalents and marketable securities of $662.6 million and $597.0 million as of December 31, 2023 and December 31, 2022, respectively. Based on the Company’s cash, cash equivalents and marketable securities at December 31, 2023, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements were issued.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, accrued research and development expenses and the valuation of equity-based compensation awards. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. Actual results may differ from those estimates. On an ongoing basis, management evaluates its estimates, and adjusts those estimates and assumptions when facts or circumstances change. Changes in estimates are recorded in the period in which they become known.
Segment Information
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.
Cash and Cash Equivalents
The Company considers all highly liquid instruments that have maturities of three months or less when acquired to be cash equivalents. The Company had cash and cash equivalents as of December 31, 2023 and December 31, 2022 of $176.1 million and $67.5 million, respectively.
Marketable Securities
Marketable debt securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income. Each reporting period, the Company evaluates whether there are declines in fair value below amortized cost and if these declines are due to credit losses, as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. If both criteria regarding the intent or ability to hold are met, any decline in fair value due to credit losses is recorded as an allowance through other income (expense); limited by the amount that the fair value is less than the amortized costs basis. If either criterion is not met, any previously recorded allowance for credit losses and any excess amortized cost basis over fair value is recorded in other income (expense). As of, and for the years ended December 31, 2023 and December 31, 2022, the Company did not have any allowance for credit losses or impairments of its marketable securities.
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

Accounts Receivable, net
Accounts receivable, net consists of trade receivables which are amounts due from customers related to product sales. The Company records trade receivables net of chargebacks, invoice discounts, distribution service fees and any allowances for potential credit losses. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectibility as these patterns are established over a longer period of time. As of December 31, 2023, the Company determined an allowance for credit losses was insignificant.
Inventory and Pre-Approval Inventory
The Company began capitalizing inventory for OGSIVEO upon approval by the FDA in November 2023. OGSIVEO is approved for the treatment of adult patients with desmoid tumors. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to research and development expense in the period incurred.

Inventory is comprised of raw materials, work-in-process and finished goods, and includes costs related to third-party contract manufacturing, packaging, freight-in and overhead. Inventory is stated at the lower of cost or net realizable value with cost based on the first-in-first-out method.

Property and Equipment
Property and equipment consist of computer equipment, software, furniture and leasehold improvements and are recorded at cost. Property and equipment are depreciated on a straight-line basis over their estimated useful lives.
Intangible Asset, net
The Company’s finite-lived intangible asset resulted from the capitalization of a milestone payment due under a license and collaboration agreement in connection with the first commercial sale of OGSIVEO in the United States in December 2023. The intangible asset will be amortized on a straight-line basis over its remaining useful life, which is estimated to be the remaining patent life of OGSIVEO. Amortization expense is recorded as cost of product revenue in the consolidated statement of operations.
Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the asset is written-down to its estimated fair value.
Revenue Recognition
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
Product revenue, net: Revenues from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from (i) invoice discounts for prompt payment and specialty distributor and specialty pharmacy service fees, (ii) government and other rebates, chargebacks, discounts and fees, (iii) group purchasing organization (“GPO”) discounts, performance rebates and administrative fees, (iv) product returns and (v) costs of co-pay assistance programs for patients. Reserves are established for the estimates of variable consideration based on the amounts the Company expects to be earned or to be claimed on the related sales. The reserves are classified as reductions to accounts receivable, net or accrued expenses and other current liabilities. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying, payment patterns and the Company’s historical experience. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company's estimates, these estimates are adjusted, which would affect net product revenue and earnings in the period such variances become known.
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
Cost of Product Revenue
Our cost of product revenue includes the cost of goods sold, amortization expense for commercial milestones and royalty expense. Our cost of goods sold consists of raw materials, third-party manufacturing costs to manufacture the raw materials into finished product, freight and other costs associated with sales of commercial products.
Research and Development
Expenditures for clinical development, including upfront licensing fees and milestone payments associated with products that have not yet been approved by the U.S. Food and Drug Administration, are charged to research and development expense as incurred. These expenses consist of expenses incurred in performing development activities, including salaries and benefits, equity-based compensation expense, preclinical expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Expenses incurred for certain research and development activities, including expenses associated with particular activities performed by contract research organizations, investigative sites in connection with clinical trials and contract manufacturing organizations, are recognized based on an evaluation of the progress or completion of specific tasks using either time-based measures or data such as information provided to the Company by its vendors on actual activities completed or costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of expense recognition. Expenses for research and development activities incurred that have yet to be invoiced by the vendors that perform the related activities are reflected in the consolidated financial statements as accrued expenses. Advance payments for goods or services to be received in the future for research and development activities are deferred and recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of salaries and related costs, including equity-based compensation for personnel in executive, finance, corporate, commercial, business development and administrative functions. Selling, general and administrative expenses also include consulting services, legal fees relating to patent and corporate matters; professional fees for accounting, auditing and tax services; insurance costs; administrative travel expenses; and facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating expenses.
Equity-based compensation expense
Equity-based compensation expense is recognized using the straight-line method, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. The Company recognizes forfeitures at the time of the actual forfeiture event.
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
For stock options issued, the Company estimates the grant date fair value and the resulting equity-based compensation expense using the Black-Scholes option-pricing model.
The Black-Scholes option-pricing model requires the use of certain subjective assumptions which determine the fair value of equity-based awards. Inputs used in the Black-Scholes option-pricing model are:
•Fair value of common stock, which is the trading price of the Company’s common stock on the grant date of the award.
•Expected term — The expected term represents the period that the equity-based awards are expected to be outstanding. The Company uses the simplified method to calculate the expected term due to the limited Company-specific historical information available for the Company.
•Expected volatility — The Company lacks sufficient Company-specific historical and implied volatility information. Therefore, the Company includes the historical volatility of a publicly traded set of peer companies to determine its expected stock volatility and expects to continue to do so until it has adequate historical data regarding the volatility of its own traded stock.
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
The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its filings or positions is more likely than not to be realized following resolution of any potential contingencies related to the tax benefit. Potential interest related to the underpayment of income taxes will be classified as a component of income tax expense and any related penalties will be classified as income tax expense.
Recently Adopted and Recently Issued Accounting Pronouncements
There were no recently adopted accounting pronouncements that had a material impact on the Company's financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to provide more detailed income tax disclosure requirements. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. The disclosure requirements should be applied on a prospective basis, with the option to apply it retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect ASU 2023-09 to have a material impact on the Company's financial statements.
4.Marketable Securities
The following table summarizes the Company’s available-for-sale marketable securities as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$228,579	$212	$—	$228,791
Corporate debt securities	9,629	2	—	9,631
Commercial paper	64,724	3	—	64,727
Long-term investments:
U.S. government securities	141,102	755		141,857
Corporate debt securities	41,310	219	—	41,529
Total	$485,344	$1,191	$—	$486,535

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$232,229	$—	$(690)	$231,539
Non-U.S. government securities	9,388	—	(31)	9,357
Corporate debt securities	45,710	—	(44)	45,666
Commercial paper	238,160	—	—	238,160
Long-term investments:
Corporate debt securities	4,796		(2)	4,794
Total	$530,283	$—	$(767)	$529,516
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.

The Company’s securities classified as short-term marketable securities mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of December 31, 2023, the Company did not hold any investments that matured beyond five years.
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
The following tables sets forth the fair value hierarchy of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$14,434	$14,434	$—	$—
Commercial paper	49,631	—	49,631	—
Short-term investments:
U.S. government securities	228,791	228,791	—	—
Corporate debt securities	9,631	—	9,631	—
Commercial paper	64,727	—	64,727	—
Long-term investments:
U.S. government securities	141,857	141,857	—	—
Corporate debt securities	41,529	—	41,529	—
Total	$550,600	$385,082	$165,518	$—

	As of December 31, 2022
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$22,494	$22,494	$—	$—
Short-term investments:
U.S. government securities	231,539	231,539	—	—
Non-U.S. government securities	9,357	—	9,357	—
Corporate debt securities	45,666	—	45,666	—
Commercial paper	238,160	—	238,160	—
Long-term investments:
Corporate debt securities	4,794	—	4,794	—
Total	$552,010	$254,033	$297,977	$—
The Company’s financial assets measured at fair value on a recurring basis included cash equivalents, which consist of money market funds, commercial paper and marketable securities.
The Company’s money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine fair value. The U.S. government securities are classified as Level 1 and valued utilizing quoted market prices. The Company’s corporate debt securities, non-U.S. government securities, and commercial paper are classified as Level 2 and valued utilizing various observable market and industry inputs.
The carrying amounts reflected in the Company’s consolidated balance sheets for cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

6.Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2023	2022	Useful Life
Leasehold improvements	$826	$826	Length of lease or 5 years, whichever is shorter
Computer equipment	380	368	3-5 years
Lab equipment	2,439	—	5 - 15 years
Furniture	437	437	5 years
Software	12,954	6,048	3-10 years
Construction in process	3,565	7,137
Property and equipment, gross	20,601	14,816
Less accumulated depreciation	(2,658)	(1,245)
Property and equipment, net	$17,943	$13,571
Depreciation expense was $1.6 million, $0.8 million, and $0.5 million for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

7.Intangible Assets, net
Intangible assets, net, which is included in other assets, consisted of the following:

	December 31,
(in thousands)	2023	2022
Definite-lived intangible assets
License agreements	$11,250	$—
Intangible assets, gross	11,250	—
Less accumulated amortization	(50)	—
Intangible assets, net	$11,200	$—
The Company's finite-lived intangible asset results from the commercial milestone payment due under its license agreement with Pfizer, Inc., or Pfizer. For intangible assets related to products with patent exclusivity, the useful life is the remaining patent exclusivity period of approximately 19.4 years. The Company incurred amortization expense of $0.1 million for the year ended December 31, 2023.
The expected future amortization expense for amortizable finite-lived intangible assets as of December 31, 2023 is as follows:

(in thousands)
2024	$600
2025	600
2026	600
2027	600
2028	600
Thereafter	8,200
Total future expected amortization expense	$11,200
8.Leases
Operating Leases
The company’s operating leases relate to real estate.
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
In October 2018, the Company entered into a lease for its corporate headquarters in Stamford, CT. In January 2022, the Company amended this lease agreement to extend the lease term through April 2028, with two five-year renewal options or one ten-year renewal option. Pursuant to the amended agreement, lease payments increase by 2.5% each year.
In March 2023, the Company entered into a five-year operating lease in Research Triangle Park in Durham, NC (the location of the Company’s discovery lab and translational operations), with two consecutive five-year renewal options. Pursuant to the amended agreement, lease payments increase by 3.0% in each of the subsequent four years of the five-year operating lease term. Rental payments under the renewal period will be at current market rates for the premises.
The components of lease cost recorded in the Company’s consolidated statement of operations were as follows:

	Twelve Months Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost
Fixed	$1,653	$1,131	$993
Variable(1)	866	336	548
Total lease cost	$2,519	$1,467	$1,541
(1) Variable lease costs consist primarily of taxes, utilities and common area maintenance costs.
The Company’s leases are included on its consolidated balance sheets as follows:

(in thousands)	As of December 31, 2023	As of December 31, 2022
Operating leases
Operating lease right-of-use-assets	$6,144	$4,698
Total operating lease assets	$6,144	$4,698

Operating lease liabilities, current	$1,061	$483
Operating lease liabilities, long-term	5,996	4,768
Total operating lease liabilities	$7,057	$5,251
Maturities of the Company’s operating lease liabilities as of December 31, 2023 were as follows:

(in thousands)	Operating Leases
2024	$1,476
2025	1,999
2026	2,002
2027	1,904
2028	646
Thereafter	—
Total lease payments	8,027
Less: imputed interest	(970)
Present value of lease liabilities	$7,057
The weighted-average remaining lease term and discount rate related to the Company’s leases were as follows:

	As of December 31, 2023	As of December 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	4.2	5.2
Weighted-average discount rate
Operating leases	5.8%	4.2%
Supplemental cash flow information related to the Company’s leases was as follows:

(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,293	$859	$1,388
Right-of-use assets obtained in exchange for new operating lease liabilities	2,637	5,580	—

9.Accrued Expenses
Accrued expenses consisted of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Accrued compensation and benefits	$26,047	$19,142
Accrued research and development	15,129	12,321
Accrued milestone	11,250	—
Accrued other	13,143	7,779
Total accrued expenses	$65,569	$39,242
10. Equity-Based Compensation
The Company recorded total equity-based compensation expense for the periods presented as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Research and development	$34,398	$29,373	$14,664
Selling, general and administrative	60,136	43,592	23,780
Total equity-based compensation expense	$94,534	$72,965	$38,444

2019 Equity Incentive Plan
The 2019 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares available for issuance under the 2019 Equity Incentive Plan is cumulatively increased each January 1, through and including January 1, 2030, by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee. As of December 31, 2023, there were 2,543,163 shares available for future issuance under the 2019 Equity Incentive Plan.
The terms of stock options and restricted stock awards, including vesting requirements, are determined by the Board of Directors or its delegates, subject to the provisions of the 2019 Equity Incentive Plan. Stock options and restricted stock awards granted by the Company to employees generally vest over 3 or 4 years, and stock options and restricted stock awards granted by the Company to directors generally vest over 1 or 3 years.
2019 Employee Stock Purchase Plan
On August 30, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan, or the ESPP, which became effective immediately preceding the effectiveness of the Company’s registration statement on September 12, 2019 in connection with the IPO. A total of 442,153 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase each January 1, through and including January 1, 2028, by the lesser of (i) 663,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the administrator of the ESPP. As of December 31, 2023, there were 2,477,122 shares reserved for issuance under the ESPP. No offering periods under the ESPP had been initiated as of December 31, 2023.
Stock Options
A summary of the changes in the Company’s stock options during the periods presented is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Aggregate Value
Outstanding at December 31, 2020	4,505,546	$15.51	8.7	$256,860,405
Granted	2,547,813	73.37	—	—
Exercised	(151,643)	7.62	—	—
Forfeited/cancelled	(188,303)	37.34	—	—
Outstanding at December 31, 2021	6,713,413	37.03	8.2	196,012,147
Granted	3,207,347	43.28	—	—
Exercised	(223,467)	8.84	—	—
Forfeited/cancelled	(520,478)	68.33	—	—
Outstanding at December 31, 2022	9,176,815	38.13	8.0	53,719,297
Granted	2,994,704	27.65	—	—
Exercised	(44,250)	3.15	—	—
Forfeited/cancelled	(538,693)	44.01	—	—
Outstanding at December 31, 2023	11,588,576	35.28	7.4	117,631,827
Exercisable at December 31, 2023	6,711,390	32.83	6.6	88,814,151
Aggregate intrinsic value is calculated by subtracting the exercise price of the option from the closing price of the Company’s common stock on closing date, multiplied by the number of shares per each option.
Assumptions used in determining the fair value of the stock options granted in 2023 include risk-free interest rates of 3.46% – 4.73%, expected dividend yield of 0.00%, expected term in years of 5.5 years - 6.1 years and expected volatility of 76.7% - 78.8%.
At December 31, 2023, the total unrecognized compensation expense related to unvested stock options was $117.7 million, which the Company expects to recognize over a weighted-average remaining period of approximately 2.4 years. For the year ended December 31, 2023, total equity-based compensation expense for stock options was $66.0 million.
Restricted Stock Awards
A summary of the changes in the Company’s restricted stock awards for the periods presented is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2020	686,868	$1.26
Granted	332,226	73.31
Vested	(493,309)	1.19
Forfeited	(55,475)	13.75
Unvested and outstanding at December 31, 2021	470,310	50.76
Granted	36,625	61.74
Vested	(257,219)	32.03
Forfeited	(27,957)	79.25
Unvested and outstanding at December 31, 2022	221,759	70.71
Granted	—	—
Vested	(93,812)	71.50
Forfeited	(21,113)	63.38
Unvested and outstanding at December 31, 2023	106,834	70.48

At December 31, 2023, the total unrecognized compensation expense related to unvested restricted stock awards was $2.6 million, which the Company expects to recognize over a weighted-average remaining period of approximately less than one year. For the year ended December 31, 2023, total restricted stock awards compensation expense was $6.6 million.
Restricted Stock Units
A summary of the changes in the Company’s restricted stock units for the periods presented is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2021	—	$—
Granted	738,508	49.77
Vested	(24,369)	24.62
Forfeited	(42,185)	58.76
Unvested and outstanding at December 31, 2022	671,954	50.11
Granted	1,163,390	27.68
Vested	(238,725)	49.14
Forfeited	(110,079)	31.27
Unvested and outstanding at December 31, 2023	1,486,540	34.11
At December 31, 2023, the total unrecognized compensation expense related to unvested restricted stock units was $32.9 million, which the Company expects to recognize over a weighted-average remaining period of approximately 1.9 years. For the year ended December 31, 2023, total restricted stock unit compensation expense was $19.4 million.
Performance Stock Units
On January 5, 2023, the CEO was granted a supplemental equity award consisting of performance based restricted stock units, or the 2023 CEO PSU award. The 2023 CEO PSU award covers a target of 284,362 shares of the Company's common stock, which are subject to vesting based upon the passage of time, once the Company achieves certain regulatory milestones and the CEO’s continued service with the Company. In addition, the target number of shares of the Company's common stock covered is subject to modification (upwards or downwards) by up to 25% based upon the relative total shareholder return of the Company’s shares compared to the NASDAQ Biotech Index as of the end of the performance period.
At December 31, 2023, the total unrecognized compensation expense related to unvested performance stock units was $4.3 million, which the Company expects to recognize over a weighted-average remaining period of approximately 2.0 years. For the year ended December 31, 2023, total performance stock unit compensation expense was $2.4 million.
11.License and Collaboration Agreements
Pfizer Inc.
Pursuant to the terms of its licenses with Pfizer, the Company is required to pay Pfizer milestones payments of up to an aggregate of $232.5 million for nirogacestat and up to an aggregate of $229.8 million for mirdametinib, each upon achievement of certain commercial milestone events. Royalties are also payable under each License Agreement based on a specified percentage of net sales ranging from mid-single digit percentages to low 20s. Royalty payments under each License Agreement continue until the expiration of the last to expire licensed patent applicable to such product, but not less than ten years after the first commercial sale on a country-by-country basis.
A milestone was met upon the first commercial sale of OGSIVEO in December 2023, and a milestone payment of $11.3 million is due to Pfizer, which has been accrued and included in accrued expenses as of December 31, 2023, and is expected to be paid in the second quarter of 2024.
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
The Company recorded expense of $1.9 million for the year ended December 31, 2023, and $1.1 million for each of the years ended December 31, 2022 and December 31, 2021, in connection with this collaboration agreement.
TEAD inhibitor portfolio license agreement

In May 2021, the Company announced an exclusive worldwide license agreement with Katholieke Universiteit Leuven, or KU Leuven, and the Flanders Institute for Biotechnology, or VIB, pursuant to which the Company in-licensed a portfolio of novel small molecule inhibitors of the TEA Domain, or TEAD, family of transcription factors, designed for the potential treatment of biomarker-defined solid tumors driven by aberrant Hippo pathway signaling. Under the terms of the agreement, the Company made an upfront payment of $11 million to KU Leuven and VIB, which was recorded as research and development expense in the consolidated statement of operations. Pursuant to the terms of the agreement, KU Leuven and VIB are also eligible to receive, in the aggregate, up to $120 million in development milestones, up to $165 million in commercial milestones and tiered single-digit percentage royalties based on any future net sales of products developed based on the in-licensed technology.

EGFR inhibitor portfolio license agreement and sponsored research agreement
In October 2021, the Company announced an exclusive worldwide license agreement with Dana-Farber Cancer Institute, or Dana-Farber, pursuant to which it in-licensed a portfolio of novel small molecule inhibitors of Epidermal Growth Factor Receptor, or EGFR, designed for the treatment of EGFR-mutant lung cancers. Under the terms of the agreement, the Company made an upfront payment of $0.3 million to Dana-Farber, which was recorded as research and development expense in the consolidated statement of operations. Pursuant to the terms of the agreement, Dana-Farber is also eligible to receive up to $2.3 million in development milestones, up to $39 million in commercial milestones and single-digit percentage royalties based on any future net sales of products developed based on the in-licensed technology.
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
Pursuant to the terms of the GSK License Agreement and concurrent with the execution of such agreement, the Company entered into a Stock Purchase Agreement with GGL, under which GGL purchased 2,050,819 shares of the Company’s Common Stock in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of the Company’s Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement. The fair value of the Common Stock based on the closing price of Common Stock on the day prior to the effective date of the Stock Purchase Agreement was $55.5 million and was recorded to equity. The $19.5 million received in excess of the fair value of the Common Stock represents consideration for the license for the potential continued development and commercialization of nirogacestat in combination with GSK compounds, together with the clinical supply of nirogacestat for future belamaf clinical trials and certain research and development costs associated with nirogacestat. The Company recorded the $19.5 million as deferred revenue in September of 2022 and will recognize revenue as the corresponding performance obligation is satisfied in proportion to expenses incurred, including clinical supply and research and development expenses, associated with the GSK License Agreement. For the year ended December 31, 2023, the Company did not recognize any revenue related to the upfront consideration received from the GSK License Agreement.
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
Pursuant to the development plan under the Jazz Agreement, Jazz initially studied PF-04457845, now known as JZP150, as a treatment for post-traumatic stress disorder, or PTSD. On December 21, 2023, Jazz announced topline results from its Phase 2 trial of JZP150 in PTSD. The trial did not meet its primary or secondary endpoints. Jazz disclosed plans to further evaluate the data, but does not anticipate moving forward with additional JZP150 development in PTSD.
12.Equity Method Investment
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
In June 2022, the Company made an additional investment in MapKure and purchased 4,200,000 Series B preferred units of MapKure for $4.2 million, pursuant to the terms of a Series B preferred unit purchase agreement. In January 2023, pursuant to terms of the Series B preferred unit purchase agreement, the Company purchased an additional 2,800,000 Series B preferred units of MapKure for $2.8 million. As of December 31, 2023, the Company’s ownership interest in MapKure was 38.9%.
The Company determined that MapKure is a variable interest entity. The Company is not the primary beneficiary, as the Company does not have the power to direct the activities that most significantly impact the economic performance of MapKure. Accordingly, the Company does not consolidate the financial statements of this entity and accounts for this investment using the equity method of accounting. The Company reaffirmed its assessment as of December 31, 2023. The Company records its portion of MapKure’s earnings or losses based on a one quarter lag.
For the year ended December 31, 2023, the Company recognized a $5.0 million loss for its portion of MapKure’s losses. The Company’s investment in MapKure is included in equity method investment. The balance of the Company’s investment was $2.0 million at December 31, 2023, representing the maximum exposure to loss as a result of the Company’s involvement with MapKure.
In January 2024, as part of a Series C financing round, the Company made an additional investment in MapKure and purchased 8,235,200 Series C preferred units of MapKure for $8.2 million, pursuant to the terms of a Series C preferred unit purchase agreement. The Company is required to make subsequent purchases at each of the second and third closings established by such agreement, in each case for an additional 6,176,400 Series C preferred units of MapKure for $6.2 million. This additional investment does not significantly modify the Company’s ownership interest or the Company’s ability to direct the activities that most significantly impact the economic performance of MapKure.

13.Commitments and Contingencies
As of December 31, 2023, and December 31, 2022, the Company had obligations consisting of operating leases for facilities. Refer to Footnote 8: Leases for more information.
The Company enters into contracts in the normal course of business for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and the Company believes that non-cancelable obligations under these agreements are insignificant.
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
As of December 31, 2023, and December 31, 2022, there was no litigation or contingency that created at least a reasonable possibility of a material loss.
14.Income Taxes
As of December 31, 2023 and December 31, 2022, the Company did not have a current or deferred income tax expense or benefit as the Company has incurred losses since inception.
As of December 31, 2023, the Company has federal, state and city net operating loss carryforwards of $472.1 million, $365.5 million and $3.7 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards generated 2018 through 2023 of $467.8 million, will be available to offset 80% of taxable income for an indefinite period of time, until fully utilized. Federal net operating loss carryforwards of $4.3 million reported in 2017, and the state and city net operating loss carryforwards expire at various dates through 2037. The Company also has federal tax credits of $33.5 million, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various dates beginning in 2038.
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
The Company has not recorded any reserves for uncertain tax positions as of December 31, 2023 or December 31, 2022.
Interest and penalty charges, if any, related to unrecognized tax benefits will be recorded as income tax expense. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.
Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

The principal components of deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$121,029	$93,032
Research and development credits	6,069	3,422
Orphan drug credit	27,515	19,401
Capitalized research and development	41,588	21,262
Equity-based compensation	26,429	20,286
Deferred revenue	4,105	—
Other	3,031	1,525
Total deferred tax assets	229,766	158,928
Deferred tax liability:
Operating lease right-of-use assets	(1,290)	(987)
Depreciation	(1,255)	(113)
Other	(2)	(2)
Valuation allowance	(227,219)	(157,826)
Net deferred tax assets	$—	$—
A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2023 and December 31, 2022 because the Company has determined that it is more likely than not that these assets will not be realized. The increase in the valuation allowance of $69.4 million in 2023 primarily relates to the net loss incurred by the Company as well as federal research and orphan drug credits generated.
The effective tax rate for the Company for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was zero percent. A reconciliation of the income tax expense at the federal statutory tax rate to the Company’s effective income tax rate follows:

	Year Ended December 31,
	2023	2022	2021
Statutory tax rate	21.00%	21.00%	21.00%
U.S. state and local income taxes, net of U.S. federal income tax benefit	2.17	2.33	5.15
Equity-based compensation	(1.21)	(0.77)	(0.03)
Research and development credit	0.81	0.27	0.50
Orphan drug credit	2.50	1.87	4.99
Section 162(m) limitation	(3.39)	—	—
Other	(0.54)	—	—
Change in valuation allowance	(21.34)	(24.70)	(31.61)
Effective tax rate	—%	—%	—%

15. 401(k) Plan
The Company has a tax-qualified employee savings and retirement plan, or the 401(k) Plan, that covers all of its full-time employees who are at least 21 years of age. Pursuant to the 401(k) Plan, participants may elect to contribute up to the federally allowed maximum limits of their pre-tax earnings to the 401(k) Plan. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, expense for matching contributions was $1.3 million, $1.0 million and $0.5 million, respectively.
16.Net Loss per Share

Basic and diluted net loss per unit and share is calculated as follows:

	Year Ended December 31,
(in thousands, except share and per-share data)	2023	2022	2021
Numerator:
Net loss	$(325,104)	$(277,417)	$(173,910)
Net loss attributable to common stockholders	(325,104)	(277,417)	(173,910)
Denominator:
Weighted average shares outstanding, basic and diluted	63,123,936	53,290,528	48,497,790
Net loss per share, basic and diluted	$(5.15)	$(5.21)	$(3.59)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of December 31,
	2023	2022
Common stock options issued and outstanding	11,588,576	9,176,815
Restricted stock units subject to future vesting	1,486,540	671,954
Performance stock units subject to future vesting	284,362	—
Restricted stock awards subject to future vesting	106,834	221,759
Total potentially dilutive securities	13,466,312	10,070,528

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
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth quarter of the year ended December 31, 2023 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SpringWorks Therapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited SpringWorks Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SpringWorks Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Hartford, Connecticut
February 27, 2024

Item 9B.  Other Information

Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders (excluding the information under the subheading “Pay versus Performance Disclosure”) to be filed with the SEC, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
Financial Statements
The consolidated financial statements filed as part of this report are listed on the Index to Financial Statements on page 103.
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

10.10.1§
Amendment No. 1 dated October 22, 2021, to the Clinical Trial Collaboration and Supply Agreement, dated as of June 25, 2019, between GlaxoSmithKline LLC and SpringWorks Therapeutics, Inc. (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39044) filed with the Securities and Exchange Commission on October 27, 2021).

10.11§
Assignment and Assumption of Lease, dated as of October 10, 2018, by and between R&D Subsidiary and Structured Portfolio Management LLC (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-233351) filed with the Securities and Exchange Commission on September 12, 2019).

10.12#
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

10.18#
Employment Agreement, dated as of August 16, 2021, by and between the Registrant and James Cassidy (Incorporated by Reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 28, 2022).

10.19
Second Lease Modification Agreement, dated as of January 31, 2022, by and between Two Harbor Point Square LLC and SpringWorks Therapeutics, Inc. (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2022).

10.20
Amended and Restated Clinical Trial Collaboration and License Agreement, dated September 6, 2022, by and between SpringWorks Therapeutics, Inc. and GlaxoSmithKline Intellectual Property Development Limited (Incorporated by Reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2022).

10.21
Third Amended and Restated Non-Employee Director Compensation Policy (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).

21.1
Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-233351) filed with the Securities and Exchange Commission on September 12, 2019).

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Registrant’s Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SPRINGWORKS THERAPEUTICS, INC.

Date: February 27, 2024	By:	/s/ Saqib Islam
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

Signature	Title	Date

/s/ Saqib Islam	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024
Saqib Islam, J.D.

/s/ Francis I. Perier, Jr.	Chief Financial Officer (Principal Financial Officer)	February 27, 2024
Francis I. Perier, Jr.

/s/ Michael P. Nofi	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2024
Michael P. Nofi

/s/ Daniel S. Lynch	Chairman	February 27, 2024
Daniel S. Lynch, M.B.A.

/s/ Carlos Albán	Director	February 27, 2024
Carlos Albán

/s/ Alan Fuhrman	Director	February 27, 2024
Alan Fuhrman

/s/ Julie Hambleton	Director	February 27, 2024
Julie Hambleton, M.D.

/s/ Freda Lewis-Hall	Director	February 27, 2024
Freda Lewis-Hall, M.D, DFAPA