Form 10-Q
period 2024-03-31
SpringWorks Therapeutics, Inc.
filed 2024-05-02
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s Common Stock as of April 26, 2024 was 74,086,425.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, these forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our ability to commercialize OGSIVEO® (nirogacestat), including our ability to successfully establish and maintain commercial manufacturing and supply chains for OGSIVEO, and our expectations regarding the size and growth potential of the commercial markets for OGSIVEO;
•our plans to rely on the results from our potentially registrational Phase 2b clinical trial of mirdametinib for patients with neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN, to support our rolling submission of a New Drug Application, or NDA, and timing in connection therewith, and to support a submission of a Marketing Authorization Application, or MAA, and timing in connection therewith;
•the success, cost and timing of our product development activities and clinical trials, the initiation and completion of any other clinical trials and related preparatory work, the expected timing of the availability of results of our clinical trials, and the potentially registrational nature of the Phase 2b clinical trial of mirdametinib in patients;
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
•the timing of our planned regulatory submissions and interactions, including the completion of our submission of an NDA for mirdametinib anticipated in the second quarter of 2024, our plans to submit an MAA filing for mirdametinib to the European Medicines Agency, or EMA, in the second half of 2024, and the timing and outcome of decisions made by the EMA, including the decision on the MAA filing for nirogacestat that we submitted and received validation for in February 2024, as well as those by other regulatory authorities, investigational review boards at clinical trial sites and publication review bodies;
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

SPRINGWORKS THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SpringWorks Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023
(in thousands, except share and per-share data)
Assets
Current assets:
Cash and cash equivalents	$118,031	$176,053
Marketable securities	318,552	303,149
Accounts receivable, net	15,529	5,930
Inventory	5,216	3,103
Prepaid expenses and other current assets	14,470	12,677
Total current assets	471,798	500,912
Long-term marketable securities	136,404	183,386
Property and equipment, net	18,263	17,943
Operating lease right-of-use assets	5,817	6,144
Equity method investment	9,165	1,955
Restricted cash	616	613
Other assets	14,769	14,835
Total assets	$656,832	$725,788
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$7,011	$7,396
Accrued expenses	56,273	65,569
Operating lease liabilities, current	981	1,061
Deferred revenue, current	4,652	4,144
Total current liabilities	68,917	78,170
Operating lease liabilities, long-term	5,581	5,996
Deferred revenue, long-term	14,894	15,403
Total liabilities	89,392	99,569
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 74,355,487 and 73,620,361 shares issued, and 74,061,196 and 73,486,699 shares outstanding at March 31, 2024 and December 31, 2023, respectively.	7	7
Additional paid-in capital	1,560,603	1,524,196
Accumulated deficit	(982,419)	(895,034)
Treasury stock, at cost (160,629 and 133,662 shares of common stock at March 31, 2024 and December 31, 2023, respectively).	(10,638)	(4,141)
Accumulated other comprehensive (loss) income	(113)	1,191
Total stockholders’ equity	567,440	626,219
Total liabilities and stockholders’ equity	$656,832	$725,788
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per-share data)	2024	2023
Revenue:
Product revenue, net	$21,006	$—
Total revenue	21,006	—
Operating costs and expenses:
Cost of product revenue	1,202	—
Selling, general and administrative	60,113	44,175
Research and development	53,622	33,524
Total operating costs and expenses	114,937	77,699

Loss from operations	(93,931)	(77,699)
Interest and other income:
Interest and other income, net	7,571	5,557
Total interest and other income	7,571	5,557
Equity method investment loss	(1,025)	(1,278)
Net loss	$(87,385)	$(73,420)

Net loss per share, basic and diluted	$(1.18)	$(1.18)
Weighted average common shares outstanding, basic and diluted	73,768,603	62,326,992
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(87,385)	$(73,420)
Changes in other comprehensive income:
Unrealized (loss) gain on marketable securities, net	(1,304)	605
Total changes in other comprehensive (loss) income	$(1,304)	$605
Comprehensive loss	$(88,689)	$(72,815)
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2024 and March 31, 2023
	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	62,453,328	$6	30,199	$(1,341)	$1,130,224	$(767)	$(569,930)	$558,192
Equity-based compensation expense					23,395			23,395
Forfeitures of restricted stock awards	(1,039)	—						—
Restricted stock units vested	140,575	—						—
Exercise of stock options	30,913	—			83			83
Shares of common stock used to satisfy tax withholding obligations			70,140	(1,931)				(1,931)
Other comprehensive income, net of tax						605		605
Net Loss							(73,420)	(73,420)
Balance at March 31, 2023	62,623,777	$6	100,339	$(3,272)	$1,153,702	$(162)	$(643,350)	$506,924

Balance at December 31, 2023	73,620,361	$7	133,662	$(4,141)	$1,524,196	$1,191	$(895,034)	$626,219
Equity-based compensation expense					30,462			30,462
Forfeitures of restricted stock awards	(2,623)	—						—
Restricted stock units vested	410,752	—						—
Exercise of stock options	326,997	—			5,945			5,945
Shares of common stock used to satisfy tax withholding obligations			160,629	(6,497)				(6,497)
Other comprehensive income, net of tax						(1,304)		(1,304)
Net Loss							(87,385)	(87,385)
Balance at March 31, 2024	74,355,487	$7	294,291	$(10,638)	$1,560,603	$(113)	$(982,419)	$567,440

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating activities
Net loss	$(87,385)	$(73,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	729	253
Non-cash operating lease expense	400	286
Equity-based compensation expense	30,462	23,395
Equity method investment loss	1,025	1,278
Changes in operating assets and liabilities
Accounts receivable, net	(9,599)	—
Inventory	(2,113)	—
Prepaid expenses and other current assets	(1,793)	(1,968)
Other assets	(78)	(243)
Accounts payable	(385)	(753)
Accrued expenses	(9,625)	(10,255)
Lease liability	(568)	(391)
Net cash used in operating activities	$(78,930)	$(61,818)
Investing activities
Capital expenditures	(577)	(2,977)
Equity method investment	(8,235)	(2,800)
Purchases of marketable securities	(73,642)	(68,148)
Proceeds from sale and maturity of marketable securities	103,917	172,529
Net cash provided by investing activities	$21,463	$98,604
Financing activities
Treasury stock	(6,497)	(1,931)
Proceeds from stock option exercises	5,945	83
Net cash used in financing activities	$(552)	$(1,848)
Net (decrease) increase in cash and cash equivalents	(58,019)	34,938
Cash and cash equivalents including Restricted cash, beginning of period	176,666	68,068
Cash and cash equivalents including Restricted cash, end of period	$118,647	$103,006

Non-cash investing activities
Right-of-use assets obtained in exchange for operating lease obligations	$—	$2,136
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of Operations
SpringWorks Therapeutics, Inc., together with its wholly-owned subsidiaries, collectively, the Company, is a commercial-stage biopharmaceutical company applying a precision medicine approach to developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. The Company has a differentiated portfolio of small molecule targeted oncology assets, including one approved product and several clinical candidates, and is advancing programs in both rare tumor types as well as highly prevalent, genetically defined cancers. OGSIVEO® (nirogacestat) is the Company’s first commercial product. OGSIVEO was approved by the United States Food and Drug Administration, or FDA, on November 27, 2023 for the treatment of adult patients with progressing desmoid tumors who require systemic treatment.
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $982.4 million and $895.0 million, and working capital of $402.9 million and $422.7 million, as of March 31, 2024 and December 31, 2023, respectively. In December 2023, the Company began to generate revenue from sales of OGSIVEO in the United States. For the three months ended March 31, 2024, the Company recorded net revenue of $21.0 million from the sales of OGSIVEO.
The Company had cash, cash equivalents and marketable securities of $573.0 million and $662.6 million as of March 31, 2024 and December 31, 2023, respectively. Based on the Company’s cash, cash equivalents and marketable securities as of March 31, 2024, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued.
2. Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC, and should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, research and development expenses, valuation of equity-based compensation awards and variable consideration and other relevant inputs impacting the gross and net revenue recognition. Management bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions. On an ongoing basis, management evaluates its estimates, and adjusts those estimates and assumptions when facts or circumstances change. Changes in estimates are recorded in the period in which they become known.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024. There have been no significant changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024.
Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements that had a material impact on the Company's financial statements.
3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$194,887	$—	$(34)	$194,853
Corporate debt securities	19,499	—	(22)	19,477
Commercial paper	104,220	2	—	104,222
Long-term investments:
U.S. government securities	103,922	—	(58)	103,864
Corporate debt securities	32,541	—	(1)	32,540
Total	$455,069	$2	$(115)	$454,956

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$228,579	$212	$—	$228,791
Corporate debt securities	9,629	2	—	9,631
Commercial paper	64,724	3	—	64,727
Long-term investments:
U.S. government securities	141,102	755	—	141,857
Corporate debt securities	41,310	219	—	41,529
Total	$485,344	$1,191	$—	$486,535
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
The Company’s securities classified as short-term marketable securities mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of March 31, 2024, the Company did not hold any investments with maturity dates greater than five years.
As of, and for the three months ended March 31, 2024, the Company did not have any allowance for credit losses or impairments of its marketable securities.
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
As of March 31, 2024 and December 31, 2023, the Company's financial assets and liabilities measured at fair value on a recurring basis consisted of the following:

	As of March 31, 2024
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$34,551	$34,551	$—	$—
U.S. government securities	14,983	14,983	—	—
Short-term investments:
U.S. government securities	194,853	194,853	—	—
Corporate debt securities	19,477	—	19,477	—
Commercial paper	104,222	—	104,222	—
Long-term investments:
U.S. government securities	103,864	103,864	—	—
Corporate debt securities	32,540	—	32,540	—
Total	$504,490	$348,251	$156,239	$—

	As of December 31, 2023
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$14,434	$14,434	$—	$—
Commercial paper	49,631	—	49,631	—
Short-term investments:
U.S. government securities	228,791	228,791	—	—
Corporate debt securities	9,631	—	9,631	—
Commercial paper	64,727	—	64,727	—
Long-term investments:
U.S. government securities	141,857	141,857	—	—
Corporate debt securities	41,529	—	41,529	—
Total	$550,600	$385,082	$165,518	$—
As of March 31, 2024 and December 31, 2023, the Company’s financial assets measured at fair value on a recurring basis using a market approach included cash equivalents, which consist of money market funds, and marketable securities, which consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, and commercial paper.
The Company’s money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine fair value. The U.S. government securities are classified as Level 1 and valued utilizing quoted market prices. The Company’s corporate debt securities, and commercial paper are classified as Level 2 and valued utilizing various market and industry inputs.
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
In June 2022, the Company made an additional investment in MapKure and purchased 4,200,000 Series B preferred units of MapKure for $4.2 million, pursuant to the terms of a Series B preferred unit purchase agreement. In January 2023, pursuant to terms of the Series B preferred unit purchase agreement, the Company purchased an additional 2,800,000 Series B preferred units of MapKure for $2.8 million. The ownership interest remained at 38.9%, as required by the terms of the Series B unit purchase agreement.
In January 2024, the Company made an additional investment in MapKure and purchased 8,235,200 Series C preferred units of MapKure for $8.2 million, pursuant to the terms of a Series C preferred unit purchase agreement. The Company is required to make subsequent purchases at each of the second and third closings established by such agreement, in each case for an additional 6,176,400 Series C preferred units of MapKure for $6.2 million. As of March 31, 2024, the Company’s ownership interest in MapKure was 39.7%.
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
The Company recognized an equity loss of $1.0 million and $1.3 million for the three-month periods ended March 31, 2024 and March 31, 2023, respectively. The Company’s ownership interest in MapKure is included in Equity method investments. As of March 31, 2024, the Company’s maximum exposure to loss as a result of the Company’s involvement with MapKure is $21.6 million, representing the carrying value of the investment of $9.2 million plus the unfunded obligation of $12.4 million.
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
Pursuant to the terms of the GSK License Agreement and concurrent with the execution of such agreement, the Company entered into a Stock Purchase Agreement with an affiliate of GSK, Glaxo Group Limited, or GGL, under which GGL purchased 2,050,819 shares of the Company’s Common Stock, par value $0.0001 per share, or Common Stock, in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of the Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement. The fair value of the Common Stock based on the closing price of Common Stock on the day prior to the effective date of the Stock Purchase Agreement was $55.5 million and was recorded to equity. The $19.5 million of consideration received in excess of the fair value of the Common Stock represents consideration for the license for the potential continued development and commercialization of nirogacestat in combination with GSK compounds, together with the clinical supply of nirogacestat for future belamaf clinical trials and certain research and development costs associated with nirogacestat. The Company recorded the $19.5 million as deferred revenue in September of 2022 and will recognize revenue as the corresponding performance obligation is satisfied in proportion to expenses incurred, including clinical supply and research and development expenses, associated with the GSK License Agreement. For the three-month period ended March 31, 2024, the revenue related to the upfront consideration received from the GSK License Agreement was insignificant.
6. Accrued Expenses
Accrued expenses consists of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Accrued professional fees	$13,927	$26,047
Accrued compensation and benefits	17,121	15,129
Accrued research and development	11,250	11,250
Accrued other	13,975	13,143
Total accrued expenses	$56,273	$65,569

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
As of March 31, 2024, there was no litigation or contingency with at least a reasonable possibility of a material loss.
8. Equity-Based Compensation
2019 Equity Incentive Plan
The Company's 2019 Stock Option and Incentive Plan, or 2019 Equity Incentive Plan, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares available for issuance under the 2019 Equity Incentive Plan is cumulatively increased each January 1, through and including January 1, 2030, by 5% of the number of shares of Common Stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee of the Company’s board of directors.
As of March 31, 2024, there were 3,498,653 shares available for issuance in connection with future awards under the 2019 Equity Incentive Plan.
Equity-Based Awards
During the three months ended March 31, 2024, the Company granted 2,174,108 stock option awards to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the three months ended March 31, 2024, the Company awarded 1,152,182 restricted stock units to its officers, employees and directors under the 2019 Equity Incentive Plan.

During the three months ended March 31, 2024, 55,650 restricted stock awards previously issued to employees of the Company were released, 410,752 restricted stock units vested and 326,997 stock options were exercised. As of March 31, 2024, there were 7,112,280 stock options vested and exercisable.
Performance Stock Units
On January 4, 2024, the Company’s Chief Executive Officer, or CEO, was granted 88,000 performance based restricted stock units (the target amount) that are subject to a total shareholder return, or TSR, market condition based on the Company’s relative TSR percentile rank compared to companies in the NASDAQ Biotechnology Index during the performance period, and are eligible to be earned and vested from 0% to 150% of the target amount.
Equity-based compensation expense included in the condensed consolidated statements of operations for each of the periods presented is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$12,423	$8,918
Selling, general and administrative	18,039	14,477
Total equity-based compensation expense	$30,462	$23,395
As of March 31, 2024, the unrecognized compensation expense related to unvested stock options, restricted stock units, performance stock units and restricted stock awards was $144.3 million, $63.9 million, $8.0 million and $1.5 million, respectively, which is expected to be recognized over a weighted-average remaining period of approximately 2.67, 2.25 years, 1.87 years and less than one year, respectively.
As of March 31, 2024, the Company had 13,054,654 stock options outstanding, 2,076,809 unvested restricted stock units, 372,362 unvested performance stock units and 48,561 unvested restricted stock awards.
9. Net Loss per Share
Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potentially dilutive securities not included in the computation of the diluted net loss per share for the periods ended March 31, 2024 and March 31, 2023 because to do so would be anti-dilutive:

	As of March 31,
	2024	2023
Common stock options issued and outstanding	13,054,654	11,619,559
Restricted stock units subject to future vesting	2,076,809	1,703,188
Performance stock units subject to future vesting	372,362	—
Restricted stock awards subject to future vesting	48,561	165,303
Total potentially dilutive securities	15,552,386	13,488,050

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of SpringWorks Therapeutics, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, or 2023 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 27, 2024. Unless the context otherwise requires, all references to "we," "us," "our," "SpringWorks," or the "Company" refer to SpringWorks Therapeutics, Inc., together with its subsidiaries. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including in Part II, Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements.” In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
Overview
We are a commercial-stage biopharmaceutical company applying a precision medicine approach to developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. We have a differentiated portfolio of small molecule targeted oncology assets, including one approved product and several clinical candidates, and are advancing programs in both rare tumor types as well as highly prevalent, genetically defined cancers. Our strategic approach and operational excellence across research, translational science and clinical development have enabled us to successfully launch our first product, rapidly advance additional product candidates into late-stage clinical trials and enter into multiple shared-value partnerships with industry leaders to expand our portfolio. From this foundation, we are continuing to build a differentiated, fully-integrated, commercial biopharmaceutical company intensely focused on understanding patients and their diseases in order to develop transformative targeted medicines.

OGSIVEO® (nirogacestat) is our first commercial product. OGSIVEO was approved by the United States Food and Drug Administration, or FDA, on November 27, 2023. OGSIVEO is a novel, oral, selective gamma secretase inhibitor that is the first and only FDA-approved therapy for the treatment of adult patients with progressing desmoid tumors who require systemic treatment.

The FDA approval of OGSIVEO was based on the results from the Phase 3 DeFi trial, which were published in the March 9, 2023 edition of the New England Journal of Medicine. DeFi is a global, randomized (1:1), double-blind, placebo-controlled Phase 3 trial evaluating the efficacy, safety and tolerability of nirogacestat in adult patients with progressing desmoid tumors. The study randomized 142 patients to receive 150 mg of nirogacestat or placebo twice daily. OGSIVEO met the primary endpoint of improving progression-free survival, or PFS, demonstrating a statistically significant improvement for nirogacestat over placebo, with a 71% reduction in the risk of disease progression (hazard ratio (HR) = 0.29 (95% CI: 0.15, 0.55); p< 0.001). Median PFS was not reached in the OGSIVEO arm and was 15.1 months in the placebo arm. Confirmed objective response rate, or ORR, based on RECIST v1.1 was 41% with OGSIVEO versus 8% with placebo (p<0.001); the complete response rate was 7% in the OGSIVEO arm and 0% in the placebo arm. The median time to first response was 5.6 months with OGSIVEO and 11.1 months with placebo. PFS and ORR improvements were in favor of OGSIVEO regardless of baseline characteristics including sex, tumor location, tumor focality, treatment status, previous treatments, mutational status and history of familial adenomatous polyposis. OGSIVEO also demonstrated early and sustained improvements in patient-reported outcomes, including pain, desmoid tumor-specific symptoms, physical/role function and overall health-related quality of life. OGSIVEO exhibited a manageable safety and tolerability profile. The most common adverse events (>15%) reported in patients receiving OGSIVEO were diarrhea, ovarian toxicity, rash, nausea, fatigue, stomatitis, headache, abdominal pain, cough, alopecia, upper respiratory tract infection and dyspnea. Warnings & Precautions include diarrhea, ovarian toxicity, hepatotoxicity, non-melanoma skin cancers, electrolyte abnormalities and embryo-fetal toxicity.

OGSIVEO is the first and only FDA-approved treatment indicated specifically for desmoid tumors. In December 2023, the NCCN Clinical Practice Guidelines in Oncology (NCCN Guidelines®) for Soft Tissue Sarcoma V.3.2023 were updated to recommend nirogacestat as an NCCN Category 1, Preferred treatment option for desmoid tumors.

We are advancing a targeted launch strategy focused on positioning OGSIVEO as the potential standard of care for adult desmoid tumor patients. For the three months ended March 31, 2024, we recorded net product revenue of $21.0 million from sales of OGSIVEO in the United States. On April 4, 2024, we received FDA approval of a Supplemental New Drug Application, or sNDA, providing for the addition of two higher dosage strengths of 150 mg and 100 mg OGSIVEO tablets in new blister packaging, which have been developed to enhance patient convenience with OGSIVEO. The blister packs are expected to be on the market in mid-May 2024.

We are also seeking to expand the reach of OGSIVEO to additional geographies; in February 2024, we submitted and received validation for a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA. Beyond the United States and Europe, we continue to evaluate additional territories in which to potentially commercialize OGSIVEO.

We are also evaluating nirogacestat for the treatment of ovarian granulosa cell tumors, or GCT, a subtype of ovarian cancer.
In May 2023, we announced full enrollment of a Phase 2 trial evaluating nirogacestat as a monotherapy in adult patients with recurrent ovarian GCT. We expect to report initial data from the trial in the second half of 2024.

Our second product candidate is mirdametinib, an investigational oral, small molecule MEK inhibitor, currently in development for the treatment of neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN, a rare tumor of the peripheral nerve sheath that causes significant pain and disfigurement. We believe that mirdametinib has the potential to offer a best-in-class profile in order to enable the long-term treatment required for this patient population, as compared to other MEK inhibitors. In November 2023, we announced positive topline results from the ReNeu trial, a potentially registrational Phase 2b clinical trial of mirdametinib for pediatric and adult patients with NF1-PN. As of the data cutoff date of September 20, 2023, 52% (29/56) of pediatric patients and 41% (24/58) of adult patients had Blinded Independent Central Review, or BICR, confirmed objective responses within the 24-cycle treatment period (cycle length: 28 days). An additional pediatric patient and two additional adult patients achieved confirmed objective responses after Cycle 24 in the long-term follow up phase of the trial, where patients continue to receive mirdametinib treatment. Median best percent change from baseline in target tumor volume was -42% and -41% in the pediatric and adult cohorts, respectively. As of the data cutoff, the median duration of treatment was 22 months in both the pediatric and adult cohorts. Median duration of response was not reached in either cohort. Pediatric and adult patients in the ReNeu trial also experienced statistically significant improvements from baseline in pain, quality of life and physical function, as assessed across multiple patient-reported outcome, or PRO, tools. Mirdametinib was generally well tolerated in the ReNeu trial, with the majority of adverse events, or AEs, being Grade 1 or Grade 2. The most frequently reported AEs were rash, diarrhea and vomiting in the pediatric cohort and rash, diarrhea and nausea in the adult cohort. 25% of pediatric patients and 16% of adult patients experienced a Grade 3 or higher treatment-related AE. The FDA granted mirdametinib both Orphan Drug Designation and Fast Track Designation for NF1-PN, and the European Commission granted mirdametinib Orphan Drug Designation for NF1. In July 2023, the FDA also granted mirdametinib Rare Pediatric Disease Designation for the treatment of NF1, and as such, mirdametinib will be eligible to receive a priority review voucher, if approved. In March 2024, following the completion of our pre-NDA meeting with the FDA, we initiated a rolling NDA submission for mirdametinib in pediatric and adult patients with NF1-PN. The submission, which includes data from the ReNeu trial, is expected to be completed in the second quarter of 2024. We also expect to submit an MAA with the EMA for mirdametinib for the treatment of children and adults with NF1-PN in the European Union in the second half of 2024.

In hematologic malignancies, we are evaluating novel combination regimens of nirogacestat alongside B-cell maturation antigen, or BCMA, directed therapies for the treatment of multiple myeloma. We have entered into several, non-exclusive clinical collaboration agreements with industry partners to evaluate nirogacestat in combination with multiple different BCMA-directed therapies. Each partner is responsible for the conduct and expenses of a clinical trial to evaluate the combination of nirogacestat with its respective BCMA agent in multiple myeloma. In June 2023, updated clinical data from the GSK-sponsored Phase 1/2 trial of nirogacestat in combination with low-dose belantamab mafodotin, or belamaf, an antibody-drug conjugate targeting BCMA, and initial clinical data from the Janssen Research and Development, LLC, or Janssen, -sponsored Phase 1b clinical trial evaluating nirogacestat in combination with teclistamab, a bispecific antibody targeting BCMA and CD3, in patients with relapsed or refractory multiple myeloma were presented at the European Hematology Association 2023 Congress. The updated clinical data from the GSK-sponsored trial, as of the December 9, 2022 data cut-off date, continued to support that combining nirogacestat with a low dose of belamaf may result in comparable efficacy to a higher monotherapy belamaf dose, while substantially reducing the frequency of high-grade ocular adverse events. The initial clinical data from the Janssen-sponsored trial, as of the December 16, 2022 data cut-off date, represented the first clinical data set of nirogacestat in combination with a BCMA bispecific agent, with the results demonstrating high and deep response rates for the nirogacestat plus teclistamab combination across all dose levels assessed and an optimized safety profile with delayed administration of lower-dose nirogacestat. In July 2023, the Hellenic Society of Haematology, through a co-supported collaborative study agreement with GSK and SpringWorks, initiated a Phase 1/2 study evaluating low-dose belamaf and nirogacestat in combination with lenalidomide and dexamethasone in transplant-ineligible newly diagnosed multiple myeloma patients. In September 2023, Regeneron initiated a Phase 1b study arm evaluating nirogacestat in combination with linvoseltamab, a bispecific antibody targeting BCMA and CD3.

In genetically defined metastatic solid tumors, our current clinical-stage efforts center on the mitogen activated protein kinase, or MAPK, pathway. We are evaluating mirdametinib for the treatment of solid tumors harboring MAPK aberrations in both monotherapy and combination approaches. In collaboration with BeiGene, Ltd., or BeiGene, we are exploring the combination of mirdametinib with BeiGene’s lifirafenib (BGB-283) in NRAS mutant solid tumors. In addition, we are exploring the use of brimarafenib (BGB-3245) in a distinct set of genetically defined BRAF mutated tumors via MapKure, LLC an entity jointly owned by us and BeiGene. In February 2023, we dosed the first patient in a Phase 1/2a open-label, dose escalation and expansion trial evaluating mirdametinib in combination with brimarafenib in patients with advanced solid tumors harboring MAPK-activating mutations, and patients continue to be enrolled. In April 2023, we presented clinical data from the Phase 1a/1b trial evaluating brimarafenib in patients with advanced or refractory solid tumors harboring MAPK pathway aberrations at the American Association for Cancer Research, or AACR, Annual Meeting 2023. We also presented clinical data from the Phase 1b clinical trial evaluating mirdametinib in combination with BeiGene’s RAF dimer inhibitor, lifirafenib at the AACR Annual Meeting 2023. These clinical data showed manageable safety profiles and clinical activity in various solid tumors with MAPK pathway aberrations. Dose expansion studies are currently ongoing for each program. In the first quarter of 2024, MapKure initiated a Phase 1b combination trial of brimarafenib with panitumumab, a monoclonal antibody targeting Epidermal Growth Factor Receptor, or EGFR, in colorectal and pancreatic cancer patients with known MAPK pathway mutations; patient dosing is currently underway. In an academic-sponsored study supported by SpringWorks, mirdametinib is being evaluated for the treatment of low-grade gliomas in children and young adults.

Furthermore, we intend to continue to build our portfolio with assets that have strong biological rationales and validated mechanisms of action, such as the TEA Domain, or TEAD, inhibitor program that we in-licensed from Katholieke Universiteit Leuven and the Flanders Institute for Biotechnology. We plan to initiate a Phase 1a trial of SW-682, our TEAD inhibitor development candidate, in Hippo mutant solid tumors in the second quarter of 2024. Additionally, we are pursuing several discovery programs that represent potentially first-in-class and best-in-class product candidates designed to address tumors where no or limited treatment options exist.

In March 2024, following a review of the evolving competitive landscape for EGFR mutant lung cancers, we notified Dana-Farber Cancer Institute, or Dana-Farber, of our election to terminate our license agreement, pursuant to which we had in-licensed a portfolio of novel small molecule inhibitors of EGFR in preclinical development. The termination will be effective in September 2024. The decision also resulted in the termination of our sponsored research agreement with Stanford Medicine, or Stanford, which was intended to support lead optimization and translational biology efforts for the EGFR inhibitor portfolio. There will be no further investment in our EGFR program, and no further milestone payments or royalties to Dana-Farber are expected under the terms of the license agreement.

We continue to invest in our R&D infrastructure in a focused manner in order to support both our drug discovery capabilities and our translational medicine activities for development programs. We also plan to continue exploring shared-value partnerships to maximize the potential of our therapies to transform the lives of oncology patients.
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
Operating costs and expenses
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

Results of Operations
Comparison of the three months ended March 31, 2024 and March 31, 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Revenue:
Product revenue, net	$21,006	$—	$21,006	—%
Total revenue	21,006	—	21,006	—%
Operating costs and expenses:
Cost of product revenue	1,202	—	1,202	—%
Selling, general and administrative	60,113	44,175	15,938	36%
Research and development	53,622	33,524	20,098	60%
Total operating costs and expenses	114,937	77,699	37,238	48%
Loss from operations	(93,931)	(77,699)	(16,232)	21%
Interest and other income:
Interest and other income, net	7,571	5,557	2,014	36%
Total interest and other income	7,571	5,557	2,014	36%
Equity method investment loss	(1,025)	(1,278)	253	(20)%
Net loss	$(87,385)	$(73,420)	$(13,965)	19%

Revenue

In November 2023, the FDA approved OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. For the three months ended March 31, 2024, we recorded net product revenue of $21.0 million from sales of OGSIVEO in the United States.
Selling, general and administrative expense
Selling, general and administrative expenses increased by $15.9 million to $60.1 million for the three months ended March 31, 2024 from $44.2 million for the three months ended March 31, 2023, an increase of 36%.
The increase in selling, general and administrative expenses was largely attributable to commercial activities supporting the U.S. launch of OGSIVEO. The increase in selling, general and administrative expense included a $10.1 million increase in internal costs and a $5.8 million increase in consulting and professional services. The increase in internal costs was attributable to the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense, driven by the growth of our commercial organization, which included our sales force, as well as establishing certain sales support, marketing, and commercialization functions. The increase in consulting and professional services was also primarily attributable to commercial activities supporting the OGSIVEO launch.

Research and development expenses
Research and development expenses increased by $20.1 million to $53.6 million for the three months ended March 31, 2024 from $33.5 million for the three months ended March 31, 2023, an increase of 60%.
The increase in research and development expenses was primarily attributable to an increase of $14.1 million in external costs related to drug manufacturing, clinical trials, other research, consulting and professional services, and an increase of $6.0 million in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense.
We track research and development expenses on a program-by-program basis to the extent such spend is attributable to a specific program. Our research and development expenses by program for the periods presented were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Program specific costs:
Nirogacestat	$13,700	$7,256	$6,444
Mirdametinib	16,155	6,499	9,656
Other	9,583	1,987	7,596
Total program specific costs	39,438	15,742	23,696
Non-program specific costs	14,184	17,782	(3,598)
Total research and development expenses	$53,622	$33,524	$20,098
Interest and other income
The increase in interest and other income was driven by an increase in interest income, net, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase was attributable to higher market yield and increased cash from financing activities during the year ended December 31, 2023.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $87.4 million and $73.4 million for the three months ended March 31, 2024 and March 31, 2023, respectively. We had an accumulated deficit of $982.4 million and $895.0 million as of March 31, 2024 and December 31, 2023, respectively. Based on our cash, cash equivalents and marketable securities balances as of March 31, 2024, management estimates that our liquidity position will enable us to meet operating expenses through at least twelve months after the date that this Quarterly Report is filed. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, and commercial paper.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(78,930)	$(61,818)
Net cash provided by investing activities	21,463	98,604
Net cash used in financing activities	(552)	(1,848)
Net (decrease) increase in cash and cash equivalents	(58,019)	34,938
Cash and cash equivalents including Restricted cash, beginning of period	176,666	68,068
Cash and cash equivalents including Restricted cash, end of period	$118,647	$103,006
Net Cash Used in Operating Activities
Net cash used in operating activities was $78.9 million for the three months ended March 31, 2024, which was driven by a net loss of $87.4 million and a net decrease from changes in operating assets and liabilities of $24.2 million, partially offset by equity-based compensation expense of $30.5 million. Net cash used in operating activities was $61.8 million for the three months ended March 31, 2023, driven by a net loss of $73.4 million, and a net decrease from changes in operating assets and liabilities of $13.6 million, partially offset by equity-based compensation expense of $23.4 million.
Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was driven by the sale and maturities of available-for-sale debt securities of $103.9 million, partially offset by purchases of available-for-sale debt securities of $73.6 million and our investment in MapKure of $8.2 million. Net cash provided by investing activities for the three months ended March 31, 2023 was driven by the sale and maturities of available-for-sale debt securities of $172.5 million, partially offset by purchases of available-for-sale debt securities of $68.1 million, capital expenditures of $3.0 million and our investment in MapKure of $2.8 million.
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 and the three months ended March 31, 2023 consisted of stock repurchased to satisfy employee tax withholding obligations upon vesting of restricted stock awards, partially offset by proceeds from stock option exercises.
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
Contractual Obligations
During the three months ended March 31, 2024, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in Part II Item 6. of our 2023 Form 10-K.
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
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2023 Form 10-K. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2023 Form 10-K. There have been no changes in our significant accounting policies or critical accounting estimates during the three months ended March 31, 2024.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There were no material changes to our market risks from those described in Part II Item 7A. Quantitative and qualitative disclosures about market risk in our 2023 Form 10-K.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Item 1A. Risk Factors
In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in our “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, or 2023 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 27, 2024, which could materially and adversely affect our business, prospects, financial condition and results of operations. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risk factors disclosure in our 2023 Form 10-K is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2023 Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors previously disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
The following table shows the “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted by our directors and executive officers during the quarter ended March 31, 2024. No other directors or officers of the Company adopted, materially modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangements during the quarter ended March 31, 2024.

Trading Arrangement
Name and Position	Action Taken (Date of Action)	Rule 10b5-1*	Non-Rule 10b5-1**	Duration of the Trading Plan	Total Number of shares to be sold
Julie Hambleton, M.D. Director	Adoption (March 1, 2024)	X		June 03, 2025	18,422
Saqib Islam, J.D. Chief Executive Officer	Adoption (February 29, 2024)	X		June 04, 2025	318,500 (1)
Badreddin Edris, Ph.D. Chief Operating Officer	Adoption (February 29, 2024)	X		June 04, 2025	110,000 (1)
Bhavesh Ashar, M.B.A. Chief Commercial Officer	Adoption (March 15, 2024)	X		June 18, 2025	168,248 (1)
*Intended to satisfy the affirmative defense Rule 10b5-1(c)
**Not intended to satisfy the affirmative defense Rule 10b5-1(c).
(1)The actual number of shares that will be sold under the Rule 10b5-1 trading arrangement will be calculated at the time of vesting of the RSU, RSA or Option, as applicable, to satisfy tax withholding obligations.

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

4.3
Amended Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 27, 2024.)

4.4
Amendment to the Amended and Restated Investors’ Rights Agreement, dated as of February 25, 2021 (Incorporated by Reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchanges Commission on February 25, 2021).

10.1#
Separation and Consulting Agreement, dated January 31, 2024, by and between L. Mary Smith and the Registrant (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2024).

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

SPRINGWORKS THERAPEUTICS, INC.

Date: May 2, 2024	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: May 2, 2024	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer