Form 10-Q
period 2024-06-30
SpringWorks Therapeutics, Inc.
filed 2024-08-07
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s Common Stock as of August 1, 2024 was 74,273,027.

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
•the timing and outcome of our regulatory submissions and interactions, including our recent submission of a New Drug Application, or NDA, supported by the results of our potentially registrational Phase 2b clinical trial of mirdametinib for patients with neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN, our plans for a Marketing Authorization Application, or MAA, for mirdametinib for patients with NF1-PN to be evaluated by the European Medicines Agency, or EMA, and our MAA filing for nirogacestat that we submitted and received validation for in February 2024, as well as our interactions with other regulatory authorities, investigational review boards at clinical trial sites and publication review bodies;
•the success, cost and timing of our product development activities and clinical trials, the initiation and completion of any other clinical trials and related preparatory work, the expected timing of the availability of results of our clinical trials, and the potentially registrational nature of the Phase 2b clinical trial of mirdametinib in NF1-PN patients;
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

SPRINGWORKS THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SpringWorks Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2024	December 31, 2023
(in thousands, except share and per-share data)
Assets
Current assets:
Cash and cash equivalents	$79,898	$176,053
Marketable securities	303,987	303,149
Accounts receivable, net	24,504	5,930
Inventory	7,718	3,103
Prepaid expenses and other current assets	15,217	12,677
Total current assets	431,324	500,912
Long-term marketable securities	138,048	183,386
Property and equipment, net	18,205	17,943
Operating lease right-of-use assets	6,362	6,144
Equity method investment	7,389	1,955
Restricted cash	619	613
Other assets	15,384	14,835
Total assets	$617,331	$725,788
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$7,889	$7,396
Accrued expenses	45,653	65,569
Operating lease liabilities, current	958	1,061
Deferred revenue, current	—	4,144
Total current liabilities	54,500	78,170
Operating lease liabilities, long-term	6,101	5,996
Deferred revenue, long-term	—	15,403
Total liabilities	60,601	99,569
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 74,571,844 and 73,620,361 shares issued and 74,256,386 and 73,486,699 shares outstanding at June 30, 2024 and December 31, 2023, respectively.	7	7
Additional paid-in capital	1,591,138	1,524,196
Accumulated deficit	(1,022,338)	(895,034)
Treasury stock, at cost (181,796 and 133,662 shares of common stock at June 30, 2024 and December 31, 2023, respectively).	(11,557)	(4,141)
Accumulated other comprehensive (loss) income	(520)	1,191
Total stockholders’ equity	556,730	626,219
Total liabilities and stockholders’ equity	$617,331	$725,788
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per-share data)	2024	2023	2024	2023
Revenue:
Product revenue, net	$40,186	$—	$61,192	$—
Other revenue	19,547	—	19,547	—
Total revenue	59,733	—	80,739	—
Operating costs and expenses:
Cost of product revenue	2,453	—	3,655	—
Selling, general and administrative	57,839	46,994	117,952	91,169
Research and development	44,362	35,858	97,984	69,382
Total operating costs and expenses	104,654	82,852	219,591	160,551

Loss from operations	(44,921)	(82,852)	(138,852)	(160,551)
Interest and other income:
Interest and other income, net	6,778	5,828	14,349	11,385
Total interest and other income	6,778	5,828	14,349	11,385
Equity method investment loss	(1,776)	(901)	(2,801)	(2,179)
Net loss	$(39,919)	$(77,925)	$(127,304)	$(151,345)

Net loss per share, basic and diluted	$(0.54)	$(1.25)	$(1.72)	$(2.43)
Weighted average common shares outstanding, basic and diluted	74,121,014	62,464,081	73,944,809	62,360,651
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(39,919)	$(77,925)	$(127,304)	$(151,345)
Changes in other comprehensive income:
Unrealized (loss) gain on marketable securities, net	(407)	(190)	(1,711)	415
Total changes in other comprehensive (loss) income	$(407)	$(190)	$(1,711)	$415
Comprehensive loss	$(40,326)	$(78,115)	$(129,015)	$(150,930)
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at March 31, 2023	62,623,777	$6	100,339	$(3,272)	$1,153,702	$(162)	$(643,350)	$506,924
Equity-based compensation expense					22,974			22,974
Forfeitures of restricted stock awards	(10,507)	—						—
Restricted stock units vested	61,295	—						—
Exercise of stock options	4,500	—			10			10
Shares of common stock used to satisfy tax withholding obligations			14,291	(352)				(352)
Other comprehensive loss, net of tax						(190)		(190)
Net loss							(77,925)	(77,925)
Balance at June 30, 2023	62,679,065	$6	114,630	$(3,624)	$1,176,686	$(352)	$(721,275)	$451,441

Balance at March 31, 2024	74,355,487	$7	294,291	$(10,638)	$1,560,603	$(113)	$(982,419)	$567,440
Equity-based compensation expense					26,245			26,245
Forfeitures of restricted stock awards	(800)	—						—
Restricted stock units vested	75,193	—						—
Exercise of stock options	141,964	—			4,290			4,290
Shares of common stock used to satisfy tax withholding obligations			21,167	(919)				(919)
Other comprehensive loss, net of tax						(407)		(407)
Net loss							(39,919)	(39,919)
Balance at June 30, 2024	74,571,844	$7	315,458	$(11,557)	$1,591,138	$(520)	$(1,022,338)	$556,730

	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	62,453,328	$6	30,199	$(1,341)	$1,130,224	$(767)	$(569,930)	$558,192
Equity-based compensation expense					46,369			46,369
Forfeitures of restricted stock awards	(11,546)	—						—
Restricted stock units vested	201,870	—						—
Exercise of stock options	35,413	—			93			93
Shares of common stock used to satisfy tax withholding obligations			84,431	(2,283)				(2,283)
Other comprehensive income, net of tax						415		415
Net loss							(151,345)	(151,345)
Balance at June 30, 2023	62,679,065	$6	114,630	$(3,624)	$1,176,686	$(352)	$(721,275)	$451,441

Balance at December 31, 2023	73,620,361	$7	133,662	$(4,141)	$1,524,196	$1,191	$(895,034)	$626,219
Equity-based compensation expense					56,707			56,707
Forfeitures of restricted stock awards	(3,423)	—						—
Restricted stock units vested	485,945	—						—
Exercise of stock options	468,961	—			10,235			10,235
Shares of common stock used to satisfy tax withholding obligations			181,796	(7,416)				(7,416)
Other comprehensive loss, net of tax						(1,711)		(1,711)
Net loss							(127,304)	(127,304)
Balance at June 30, 2024	74,571,844	$7	315,458	$(11,557)	$1,591,138	$(520)	$(1,022,338)	$556,730
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating activities
Net loss	$(127,304)	$(151,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,573	635
Non-cash operating lease expense	843	737
Equity-based compensation expense	56,707	46,369
Equity method investment loss	2,801	2,179
Changes in operating assets and liabilities
Accounts receivable, net	(18,574)	—
Inventory	(4,615)	—
Prepaid expenses and other current assets	(2,540)	354
Other assets	(837)	(208)
Accounts payable	360	(4,835)
Accrued expenses	(8,528)	(3,069)
Deferred revenue	(19,547)	—
Lease liability	(1,059)	(446)
Net cash used in operating activities	$(120,720)	$(109,629)
Investing activities
Capital expenditures	(1,552)	(6,065)
Payment for intangible asset	(11,250)	—
Equity method investment	(8,235)	(2,800)
Purchases of marketable securities	(159,232)	(212,612)
Proceeds from sale and maturity of marketable securities	202,021	380,837
Net cash provided by investing activities	$21,752	$159,360
Financing activities
Treasury stock	(7,416)	(2,283)
Proceeds from stock option exercises	10,235	93
Net cash provided by (used in) financing activities	$2,819	$(2,190)
Net (decrease) increase in cash and cash equivalents	(96,149)	47,541
Cash and cash equivalents including Restricted cash, beginning of period	176,666	68,068
Cash and cash equivalents including Restricted cash, end of period	$80,517	$115,609

Non-cash investing activities
Right-of-use assets obtained in exchange for operating lease obligations	$877	$2,637

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
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $1.0 billion and $895.0 million, and working capital of $376.8 million and $422.7 million, as of June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2024, the Company recorded net product revenue of $40.2 million and $61.2 million, respectively, from sales of OGSIVEO.
The Company had cash, cash equivalents and marketable securities of $521.9 million and $662.6 million as of June 30, 2024 and December 31, 2023, respectively. Based on the Company’s cash, cash equivalents and marketable securities as of June 30, 2024, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued.
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
3. Marketable Securities

The following table summarizes the Company’s available-for-sale marketable securities as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$205,550	$—	$(196)	$205,354
Corporate debt securities	23,273	—	(52)	23,221
Commercial paper	75,411	1	—	75,412
Long-term investments:
U.S. government securities	76,082	—	(177)	75,905
Corporate debt securities	62,239	—	(96)	62,143
Total	$442,555	$1	$(521)	$442,035

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$228,579	$212	$—	$228,791
Corporate debt securities	9,629	2	—	9,631
Commercial paper	64,724	3	—	64,727
Long-term investments:
U.S. government securities	141,102	755	—	141,857
Corporate debt securities	41,310	219	—	41,529
Total	$485,344	$1,191	$—	$486,535
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
The Company’s securities classified as short-term marketable securities mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of June 30, 2024, the Company did not hold any investments with maturity dates greater than five years.
As of, and for, the three and six months ended June 30, 2024, the Company did not have any allowance for credit losses or impairments of its marketable securities.
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
As of June 30, 2024 and December 31, 2023, the Company's financial assets and liabilities measured at fair value on a recurring basis consisted of the following:

	As of June 30, 2024
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$38,316	$38,316	$—	$—
Short-term investments:
U.S. government securities	205,355	205,355	—	—
Corporate debt securities	23,221	—	23,221	—
Commercial paper	75,411	—	75,411	—
Long-term investments:
U.S. government securities	75,906	75,906	—	—
Corporate debt securities	62,142	—	62,142	—
Total	$480,351	$319,577	$160,774	$—

	As of December 31, 2023
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$14,434	$14,434	$—	$—
Commercial paper	49,631	—	49,631	—
Short-term investments:
U.S. government securities	228,791	228,791	—	—
Corporate debt securities	9,631	—	9,631	—
Commercial paper	64,727	—	64,727	—
Long-term investments:
U.S. government securities	141,857	141,857	—	—
Corporate debt securities	41,529	—	41,529	—
Total	$550,600	$385,082	$165,518	$—
As of June 30, 2024 and December 31, 2023, the Company’s financial assets measured at fair value on a recurring basis using a market approach included cash equivalents, which consist of money market funds, and marketable securities, which consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, and commercial paper.
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
In June 2019, the Company purchased 3,500,000 Series A preferred units of MapKure for $3.5 million and in June 2020, the Company purchased an additional 3,500,000 Series A preferred units of MapKure for $3.5 million, each pursuant to the terms of the Series A preferred unit purchase agreement. In June 2022, the Company made an additional investment in MapKure and purchased 4,200,000 Series B preferred units of MapKure for $4.2 million and in January 2023, the Company purchased an additional 2,800,000 Series B preferred units of MapKure for $2.8 million, pursuant to the terms of the Series B preferred unit purchase agreement.
In January 2024, the Company made an additional investment in MapKure and purchased 8,235,200 Series C preferred units of MapKure for $8.2 million, pursuant to the terms of a Series C preferred unit purchase agreement. The Company is required to make subsequent purchases at each of the second and third closings established by such agreement, in each case for an additional 6,176,400 Series C preferred units of MapKure for $6.2 million. As of June 30, 2024, the Company’s ownership interest in MapKure was 39.7%.
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
The Company recognized an equity loss of $1.8 million and $2.8 million for the three and six months ended June 30, 2024, respectively, and $0.9 million and $2.2 million for the three and six months ended June 30, 2023, respectively. The Company’s ownership interest in MapKure is included in Equity method investments. As of June 30, 2024, the Company’s maximum exposure to loss as a result of the Company’s involvement with MapKure is $19.8 million, representing the carrying value of the investment of $7.4 million plus the unfunded obligation of $12.4 million.
GSK Expanded Non-exclusive License and Collaboration Agreement
In September 2022, the Company announced an expansion of its non-exclusive clinical collaboration with GSK plc, formerly GlaxoSmithKline plc, which originally commenced in June 2019. The announcement coincided with the entry by the Company and GlaxoSmithKline Intellectual Property Development Ltd, or GSK, into an amended and restated collaboration and license agreement, or the GSK License Agreement, for the potential continued development and commercialization of nirogacestat in combination with either belantamab mafodotin (belamaf), GSK’s antibody-drug conjugate, or ADC, targeting B-cell maturation antigen, or BCMA, or any other cytotoxic ADC targeting BCMA derived from belantamab that is controlled by GSK, either alone as a combination therapy, or together with other pharmaceutical agents.
Pursuant to the terms of the GSK License Agreement and concurrent with the execution of such agreement, the Company entered into a Stock Purchase Agreement with an affiliate of GSK, Glaxo Group Limited, or GGL, under which GGL purchased 2,050,819 shares of the Company’s Common Stock, par value $0.0001 per share, or Common Stock, in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of the Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement. The fair value of the Common Stock based on the closing price of Common Stock on the day prior to the effective date of the Stock Purchase Agreement was $55.5 million and was recorded to equity. The $19.5 million of consideration received in excess of the fair value of the Common Stock represents consideration for the license for the potential continued development and commercialization of nirogacestat in combination with GSK compounds, together with the clinical supply of nirogacestat for future belamaf clinical trials and certain research and development costs associated with nirogacestat. The Company recorded the $19.5 million as deferred revenue in September of 2022, and determined that the Company would recognize revenue as the corresponding performance obligation is satisfied in proportion to expenses incurred, including clinical supply and research and development expenses, associated with the GSK License Agreement.

On June 6, 2024, the Company announced that it received notice of termination of the GSK License Agreement from GSK. The termination becomes effective 180 days after the date of receipt of the notice of termination. Once the termination becomes effective, the non-exclusive licenses granted by the Company to GSK under the GSK License Agreement will terminate. Termination of the GSK License Agreement does not trigger any payment obligations on the part of the Company or any other material costs. As a result of the termination, the Company fully recognized all previously deferred revenue associated with the GSK License Agreement during the quarter ended June 30, 2024. The $19.5 million recognized is classified as “Other Revenue” in the condensed consolidated statement of operations.
6. Accrued Expenses
Accrued expenses consists of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Accrued compensation and benefits	$15,034	$26,047
Accrued research and development	14,382	15,129
Accrued milestone	—	11,250
Accrued other	16,237	13,143
Total accrued expenses	$45,653	$65,569

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
As of June 30, 2024, there was no litigation or contingency with at least a reasonable possibility of a material loss.
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
As of June 30, 2024, there were 3,485,829 shares available for issuance in connection with future awards under the 2019 Equity Incentive Plan.
Equity-Based Awards
During the six months ended June 30, 2024, the Company granted 2,336,588 stock option awards to its officers, employees and directors under the 2019 Equity Incentive Plan.

During the six months ended June 30, 2024, the Company awarded 1,226,233 restricted stock units to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the six months ended June 30, 2024, 66,266 restricted stock awards previously issued to employees of the Company were released, 485,945 restricted stock units vested and 468,961 stock options were exercised. As of June 30, 2024, there were 7,504,366 stock options vested and exercisable.
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
Equity-based compensation expense included in the condensed consolidated statements of operations for each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$8,785	$8,555	$21,208	$17,474
Selling, general and administrative	17,460	14,419	35,499	28,895
Total equity-based compensation expense	$26,245	$22,974	$56,707	$46,369
As of June 30, 2024, the unrecognized compensation expense related to unvested stock options, restricted stock units, performance stock units and restricted stock awards was $131.0 million, $58.2 million, $7.1 million and $0.7 million, respectively, which is expected to be recognized over a weighted-average remaining period of approximately 2.50 years, 2.05 years, 1.82 years and less than one year, respectively.
As of June 30, 2024, the Company had 12,896,119 stock options outstanding, 2,052,978 unvested restricted stock units, 372,362 unvested performance stock units and 37,145 unvested restricted stock awards.
9. Net Loss per Share
Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potentially dilutive securities not included in the computation of the diluted net loss per share for the periods ended June 30, 2024 and June 30, 2023 because to do so would be anti-dilutive:

	As of June 30,
	2024	2023
Common stock options issued and outstanding	12,896,119	11,615,871
Restricted stock units subject to future vesting	2,052,978	1,731,646
Performance stock units subject to future vesting	372,362	—
Restricted stock awards subject to future vesting	37,145	144,504
Total potentially dilutive securities	15,358,604	13,492,021

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
OGSIVEO is the first and only FDA-approved treatment indicated specifically for desmoid tumors. In December 2023, the NCCN Clinical Practice Guidelines in Oncology (NCCN Guidelines®) for Soft Tissue Sarcoma V.3.2023 were updated to recommend nirogacestat as an NCCN Category 1, Preferred treatment option for desmoid tumors. In June 2024, the Desmoid Tumor Working Group, or DTWG, published an updated review of the current management of desmoid tumors, which highlighted nirogacestat’s role as the first approved drug for the disease and its incorporation into the desmoid tumor treatment algorithm.
We are advancing a targeted launch strategy focused on positioning OGSIVEO as the potential standard of care for adult desmoid tumor patients. For the three and six months ended June 30, 2024, we recorded net product revenue of $40.2 million and $61.2 million, respectively, from sales of OGSIVEO in the United States. On April 4, 2024, we received FDA approval of a Supplemental New Drug Application, or sNDA, providing for the addition of two higher dosage strengths of 150 mg and 100 mg OGSIVEO tablets in new blister packaging, which have been developed to enhance patient convenience with OGSIVEO. The blister packs became commercially available in May 2024.
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
Our second product candidate is mirdametinib, an investigational oral, small molecule MEK inhibitor, currently in development for the treatment of neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN, a rare tumor of the peripheral nerve sheath that causes significant pain and disfigurement. We believe that mirdametinib has the potential to offer a best-in-class profile in order to enable the long-term treatment required for this patient population, as compared to other MEK inhibitors. In November 2023, we announced positive topline results from the ReNeu trial, a potentially registrational Phase 2b clinical trial of mirdametinib for pediatric and adult patients with NF1-PN, and we presented additional data from the ReNeu trial at the American Society of Clinical Oncology, or ASCO, Annual Meeting and the Global NF Conference in June 2024. As of the data cutoff date of September 20, 2023, 52% (29/56) of pediatric patients and 41% (24/58) of adult patients had Blinded Independent Central Review, or BICR, confirmed objective responses within the 24-cycle treatment period (cycle length: 28 days). An additional pediatric patient and two additional adult patients achieved confirmed objective responses after Cycle 24 in the long-term follow up phase of the trial, where patients continue to receive mirdametinib treatment. Median (range) best percent change from baseline in target tumor volume was -42% (-91% to 48%) and -41% (-90% to 13%) in the pediatric and adult cohorts, respectively; among study participants with a confirmed objective response on mirdametinib, 52% of children and 62% of adults achieved a >50% reduction in tumor volume. As of the data cutoff, the median duration of treatment was 22 months in both the pediatric and adult cohorts; the median time to onset of response was 7.9 months in pediatric patients and 7.8 months in adult patients. Median duration of response was not reached in either cohort. Pediatric and adult patients in the ReNeu trial also experienced statistically significant improvements from baseline in worst tumor pain severity, pain interference, and health-related quality of life, as assessed across multiple patient-reported outcome, or PRO, tools. Children and adults with NF1-PN in the ReNeu trial reported early, sustained, and clinically meaningful reductions in worst tumor pain severity and pain interference over the course of mirdametinib treatment. Mirdametinib was generally well tolerated in the ReNeu trial, with the majority of adverse events, or AEs, being Grade 1 or Grade 2. Among all study participants, 21% of adults and 9% of children discontinued the study due to treatment-related adverse events, or TRAEs, and dose reductions due to TRAEs were 17% in adults and 12% in children. The most frequently reported TRAEs were dermatitis acneiform, diarrhea, paronychia, nausea, decrease in ejection fraction, and increase in blood creatinine phosphokinase in the pediatric cohort and dermatitis acneiform, diarrhea, nausea, vomiting, and fatigue in the adult cohort. 25% of pediatric patients and 16% of adult patients experienced a Grade 3 or higher TRAE.
The FDA granted mirdametinib both Orphan Drug designation and Fast Track designation for NF1-PN, and the European Commission granted mirdametinib Orphan Drug designation for NF1. In July 2023, the FDA also granted mirdametinib Rare Pediatric Disease designation for the treatment of NF1, and as such, mirdametinib will be eligible to receive a priority review voucher, if approved. In June 2024, we completed our NDA submission for mirdametinib in pediatric and adult patients with NF1-PN, which included data from the ReNeu trial. We are proceeding with an MAA for mirdametinib for the treatment of children and adults with NF1-PN to be evaluated by the EMA, as well.
In hematologic malignancies, we are evaluating novel combination regimens of nirogacestat alongside B-cell maturation antigen, or BCMA, directed therapies for the treatment of multiple myeloma. We have entered into several, non-exclusive clinical collaboration agreements with industry partners to evaluate nirogacestat in combination with multiple different BCMA-directed therapies. Each partner is responsible for the conduct and expenses of a clinical trial to evaluate the combination of nirogacestat with its respective BCMA agent in multiple myeloma. To date, we have generated clinical data across several modalities that support nirogacestat’s ability to potentiate BCMA and enhance activity of BCMA targeted therapies at clinically achievable doses. In addition, several Phase 1 studies are currently ongoing through our collaborators.
On June 6, 2024, we received a notice of termination from GlaxoSmithKline Intellectual Property Development Ltd, or GSK, of the non-exclusive Amended and Restated Collaboration and License Agreement, or the GSK License Agreement, for the potential continued development and commercialization of nirogacestat in combination with either belantamab mafodotin, or belamaf, GSK’s antibody-drug conjugate, or ADC, targeting BCMA, or any other cytotoxic ADC targeting BCMA derived from belantamab that is controlled by GSK, either alone as a combination therapy, or together with other pharmaceutical agents. In connection with such termination, we expect that GSK will continue the ongoing clinical trials under the GSK License Agreement that include nirogacestat in combination with low-dose belamaf in multiple myeloma until completed with respect to the patients currently enrolled in such trials. We will continue to support the completion of such trials with drug product supply and future publication efforts with respect to the data generated. No additional payment obligations on our part or any other material costs remain associated with the GSK License Agreement.
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
Furthermore, we intend to continue to build our portfolio with assets that have strong biological rationales and validated mechanisms of action, such as the TEA Domain, or TEAD, inhibitor program that we in-licensed from Katholieke Universiteit Leuven and the Flanders Institute for Biotechnology. In June 2024, we initiated a Phase 1a trial of SW-682, our TEAD inhibitor development candidate, in Hippo mutant solid tumors. Additionally, we are pursuing several discovery programs that represent potentially first-in-class and best-in-class product candidates designed to address tumors where no or limited treatment options exist.
We continue to invest in our R&D infrastructure in a focused manner in order to support both our drug discovery capabilities and our translational medicine activities for development programs. We also plan to continue exploring shared-value partnerships to maximize the potential of our therapies to transform the lives of oncology patients.
Components of our results of operations
Product revenue, net
In November 2023, the FDA approved OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. In December 2023, we began to generate revenue from sales of OGSIVEO in the United States. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
Other Revenue
On June 6, 2024, we received a notice of termination of the GSK License Agreement from GSK, effective 180 days after the date of receipt of the notice of termination. Once the termination becomes effective, the non-exclusive licenses granted by us to GSK under the GSK License Agreement will terminate. Termination of the GSK License Agreement does not trigger any payment obligations on our part or any other material costs. As a result of this termination, we fully recognized all previously deferred revenue associated with the GSK License Agreement during the quarter ended June 30, 2024. The $19.5 million recognized is classified as “Other Revenue”.
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
Results of Operations
Comparison of the three months ended June 30, 2024 and June 30, 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenue:
Product revenue, net	$40,186	$—	$40,186	—%
Other revenue	19,547	—	19,547	—%
Total revenue	59,733	—	59,733	—%
Operating costs and expenses:
Cost of product revenue	2,453	—	2,453	—%
Selling, general and administrative	57,839	46,994	10,845	23%
Research and development	44,362	35,858	8,504	24%
Total operating costs and expenses	104,654	82,852	21,802	26%
Loss from operations	(44,921)	(82,852)	37,931	(46)%
Interest and other income:
Interest and other income, net	6,778	5,828	950	16%
Total interest and other income	6,778	5,828	950	16%
Equity method investment loss	(1,776)	(901)	(875)	97%
Net loss	$(39,919)	$(77,925)	$38,006	(49)%
Revenue

In November 2023, the FDA approved OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. For the three months ended June 30, 2024, we recorded net product revenue of $40.2 million from sales of OGSIVEO in the United States.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $10.8 million to $57.8 million for the three months ended June 30, 2024 from $47.0 million for the three months ended June 30, 2023, an increase of 23%.
The increase in selling, general and administrative expenses was largely attributable to commercial activities supporting the U.S. launch of OGSIVEO, as well as commercial readiness activities to support the U.S. launch of mirdametinib, if approved. The increase in selling, general and administrative expenses included a $6.0 million increase in consulting and professional services and a $4.8 million increase in internal costs. The increase in consulting and professional services was also primarily attributable to commercial activities supporting the OGSIVEO launch, as well as commercial readiness activities to support the U.S. launch of mirdametinib, if approved. The increase in internal costs was attributable to the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense, driven by the growth of our commercial organization, which included establishing certain sales support, marketing, and commercialization functions.
Research and development expenses

Research and development expenses increased by $8.5 million to $44.4 million for the three months ended June 30, 2024 from $35.9 million for the three months ended June 30, 2023, an increase of 24%.
The increase in research and development expenses was primarily attributable to an increase of $6.9 million in external costs related to drug manufacturing, clinical trials, other research, consulting and professional services, and an increase of $1.6 million in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense.
We track research and development expenses on a program-by-program basis to the extent such spend is attributable to a specific program. Our research and development expenses by program for the periods presented were as follows:

	Three Months Ended June 30, 2024
(in thousands)	2024	2023	$ Change
Program specific costs:
Nirogacestat	$13,091	$8,739	$4,352
Mirdametinib	12,170	7,109	5,061
Other	5,880	1,951	3,929
Total program specific costs	31,141	17,799	13,342
Non-program specific costs	13,221	18,059	(4,838)
Total research and development expenses	$44,362	$35,858	$8,504
Interest and other income
The increase in interest and other income was driven by an increase in interest income, net, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This increase was attributable to higher market yield and increased cash from financing activities during the year ended December 31, 2023.
Comparison of the six months ended June 30, 2024 and June 30, 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenue:
Product revenue, net	$61,192	$—	$61,192	—%
Other revenue	19,547	—	19,547	—%
Total revenue	80,739	—	80,739	—%
Operating costs and expenses:
Cost of product revenue	3,655	—	3,655	—%
Selling, general and administrative	117,952	91,169	26,783	29%
Research and development	97,984	69,382	28,602	41%
Total operating costs and expenses	219,591	160,551	59,040	37%
Loss from operations	(138,852)	(160,551)	21,699	(14)%
Interest and other income:
Interest and other income, net	14,349	11,385	2,964	26%
Total interest and other income	14,349	11,385	2,964	26%
Equity method investment loss	(2,801)	(2,179)	(622)	29%
Net loss	$(127,304)	$(151,345)	$24,041	(16)%
Revenue

In November 2023, the FDA approved OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. For the six months ended June 30, 2024, we recorded net product revenue of $61.2 million from sales of OGSIVEO in the United States.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $26.8 million to $118.0 million for the six months ended June 30, 2024 from $91.2 million for the six months ended June 30, 2023, an increase of 29%.
The increase in selling, general and administrative expenses was largely attributable to commercial activities supporting the U.S. launch of OGSIVEO, as well as commercial readiness activities to support the U.S. launch of mirdametinib, if approved. The increase in selling, general and administrative expenses included a $14.9 million increase in internal costs and a $11.9 million increase in consulting and professional services. The increase in internal costs was attributable to the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense, driven by the growth of our commercial organization, which included establishing certain sales support, marketing, and commercialization functions. The increase in consulting and professional services was also primarily attributable to commercial activities supporting the OGSIVEO launch, as well as commercial readiness activities to support the U.S. launch of mirdametinib, if approved.
Research and development expenses
Research and development expenses increased by $28.6 million to $98.0 million for the six months ended June 30, 2024 from $69.4 million for the six months ended June 30, 2023, an increase of 41%.
The increase in research and development expenses was primarily attributable to an increase of $21.1 million in external costs related to licensing fees, drug manufacturing, clinical trials, other research, consulting and professional services, and an increase of $7.5 million in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense.
We track research and development expenses on a program-by-program basis to the extent such spend is attributable to a specific program. Our research and development expenses by program for the periods presented were as follows:

	Six Months Ended June 30, 2024
(in thousands)	2024	2023	$ Change
Program specific costs:
Nirogacestat	$26,791	$15,995	$10,796
Mirdametinib	28,325	13,608	14,717
Other	15,463	3,938	11,525
Total program specific costs	70,579	33,541	37,038
Non-program specific costs	27,405	35,841	(8,436)
Total research and development expenses	$97,984	$69,382	$28,602
Interest and other income
The increase in interest and other income was driven by an increase in interest income, net, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase was attributable to higher market yield and increased cash from financing activities during the year ended December 31, 2023.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $127.3 million and $151.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively. We had an accumulated deficit of $1.0 billion and $895.0 million as of June 30, 2024 and December 31, 2023, respectively. Based on our cash, cash equivalents and marketable securities balances as of June 30, 2024, management estimates that our liquidity position will enable us to meet operating expenses through at least twelve months after the date that this Quarterly Report is filed. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, and commercial paper.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(120,720)	$(109,629)
Net cash provided by investing activities	21,752	159,360
Net cash provided by (used in) financing activities	2,819	(2,190)
Net (decrease) increase in cash and cash equivalents	(96,149)	47,541
Cash and cash equivalents including Restricted cash, beginning of period	176,666	68,068
Cash and cash equivalents including Restricted cash, end of period	$80,517	$115,609
Net Cash Used in Operating Activities
Net cash used in operating activities was $120.7 million for the six months ended June 30, 2024, which was driven by a net loss of $127.3 million and a net decrease from changes in operating assets and liabilities of $55.3 million, partially offset by equity-based compensation expense of $56.7 million, equity investment loss of $2.8 million, non-cash operating lease and depreciation and amortization expense of $2.4 million. Net cash used in operating activities was $109.6 million for the six months ended June 30, 2023, which was driven by a net loss of $151.3 million and a net decrease from changes in operating assets and liabilities of $8.2 million, partially offset by equity-based compensation expense of $46.4 million, equity investment loss of $2.2 million, non-cash operating lease and depreciation expense of $1.4 million.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2024 was driven by the sale and maturities of available-for-sale debt securities of $202.0 million, partially offset by purchases of available-for-sale debt securities of $159.2 million, the payment of a commercial milestone of $11.3 million, an investment in MapKure of $8.2 million and capital expenditures of $1.6 million. Net cash provided by investing activities for the six months ended June 30, 2024 was driven by the sale and maturities of available-for-sale debt securities of $380.8 million, partially offset by purchases of available-for-sale debt securities of $212.6 million, capital expenditures of $6.1 million and our investment in MapKure of $2.8 million.
Net Cash Provided by and Used in Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 consisted of proceeds from stock option exercises, partially offset by stock repurchased to satisfy employee tax withholding obligations upon vesting of restricted stock awards. Net cash used in financing activities for the six months ended June 30, 2023 consisted of stock repurchased to satisfy employee tax withholding obligations on restricted stock releases, partially offset by proceeds from stock option exercises.
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
Contractual Obligations
During the six months ended June 30, 2024, there were no other material changes to our contractual obligations and commitments than those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations and other commitments” in Part II Item 7. of our 2023 Form 10-K.
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

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2023 Form 10-K. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2023 Form 10-K. There have been no changes in our significant accounting policies or critical accounting estimates during the six months ended June 30, 2024.
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
Item 1A. Risk Factors
In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, or 2023 Form 10-K, filed with the Securities and Exchange Commission on February 27, 2024, which could materially and adversely affect our business, prospects, financial condition and results of operations. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risk factors disclosure in our 2023 Form 10-K is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2023 Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors previously disclosed in our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
The following table shows the “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted by our directors and executive officers during the quarter ended June 30, 2024. No other directors or officers of the Company adopted, materially modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangements during the quarter ended June 30, 2024.

		Trading Arrangement
Name and Position	Action Taken (Date of Action)	Rule 10b5-1*	Non-Rule 10b5-1**	Duration of the Trading Plan	Total Number of shares to be sold
Daniel S. Lynch, M.B.A Director	Adoption (May 3, 2024)	X		August 05, 2025	297,201
*Intended to satisfy the affirmative defense Rule 10b5-1(c).
**Not intended to satisfy the affirmative defense Rule 10b5-1(c).
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

4.3
Amended Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 27, 2024).

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

SPRINGWORKS THERAPEUTICS, INC.

Date: August 7, 2024	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: August 7, 2024	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer