Form 10-Q
period 2024-09-30
SpringWorks Therapeutics, Inc.
filed 2024-11-12
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s Common Stock as of November 5, 2024 was 74,386,403.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, these forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our ability to continue commercializing OGSIVEO® (nirogacestat), including our ability to successfully maintain commercial manufacturing and supply chains for OGSIVEO, and our expectations regarding the size and growth potential of the commercial markets for OGSIVEO;
•the timing and outcome of our regulatory submissions and interactions, including the decision on the New Drug Application, or NDA, for mirdametinib for patients with neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN, which was accepted by United States Food and Drug Administration, or FDA, in August 2024 and granted priority review with an assigned Prescription Drug User Fee Act, or PDUFA, target action date of February 28, 2025, the decision on the Marketing Authorization Application, or MAA, for mirdametinib for patients with NF1-PN that we received validation for in August 2024 by the European Medicines Agency, or EMA, and the decision on the MAA filing for nirogacestat that we received validation for in February 2024 by the EMA, as well as our interactions with other regulatory authorities, investigational review boards at clinical trial sites and publication review bodies;
•the success, cost and timing of our product development activities and clinical trials, the initiation and completion of any other clinical trials and related preparatory work, the expected timing of the availability of results of our clinical trials, and the registrational nature of the Phase 2b clinical trial of mirdametinib in NF1-PN patients;
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

SPRINGWORKS THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SpringWorks Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2024	December 31, 2023
(in thousands, except share and per-share data)
Assets
Current assets:
Cash and cash equivalents	$84,456	$176,053
Marketable securities	292,163	303,149
Accounts receivable, net	32,972	5,930
Inventory	9,826	3,103
Prepaid expenses and other current assets	15,694	12,677
Total current assets	435,111	500,912
Long-term marketable securities	121,504	183,386
Property and equipment, net	19,336	17,943
Operating lease right-of-use assets	6,026	6,144
Equity method investment	5,580	1,955
Restricted cash	621	613
Other assets	20,700	14,835
Total assets	$608,878	$725,788
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$9,654	$7,396
Accrued expenses	59,733	65,569
Operating lease liabilities, current	1,226	1,061
Deferred revenue, current	—	4,144
Total current liabilities	70,613	78,170
Operating lease liabilities, long-term	5,684	5,996
Deferred revenue, long-term	—	15,403
Total liabilities	76,297	99,569
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 74,663,748 and 73,620,361 shares issued and 74,335,279 and 73,486,699 shares outstanding at September 30, 2024 and December 31, 2023, respectively.	7	7
Additional paid-in capital	1,618,891	1,524,196
Accumulated deficit	(1,075,868)	(895,034)
Treasury stock, at cost (194,807 and 133,662 shares of common stock at September 30, 2024 and December 31, 2023, respectively).	(12,056)	(4,141)
Accumulated other comprehensive (loss) income	1,607	1,191
Total stockholders’ equity	532,581	626,219
Total liabilities and stockholders’ equity	$608,878	$725,788
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per-share data)	2024	2023	2024	2023
Revenue:
Product revenue, net	$49,301	$—	$110,493	$—
Other revenue	—	—	19,547	—
Total revenue	49,301	—	130,040	—
Operating costs and expenses:
Cost of product revenue	3,341	—	6,996	—
Selling, general and administrative	61,601	46,546	179,553	137,715
Research and development	42,296	37,453	140,280	106,835
Total operating costs and expenses	107,238	83,999	326,829	244,550

Loss from operations	(57,937)	(83,999)	(196,789)	(244,550)
Interest and other income:
Interest and other income, net	6,216	5,586	20,565	16,971
Total interest and other income	6,216	5,586	20,565	16,971
Equity method investment loss	(1,809)	(1,024)	(4,610)	(3,203)
Net loss	$(53,530)	$(79,437)	$(180,834)	$(230,782)

Net loss per share, basic and diluted	$(0.72)	$(1.27)	$(2.44)	$(3.70)
Weighted average common shares outstanding, basic and diluted	74,264,501	62,521,772	74,052,151	62,386,496
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(53,530)	$(79,437)	$(180,834)	$(230,782)
Changes in other comprehensive income:
Unrealized gain on marketable securities, net	2,127	39	416	454
Total changes in other comprehensive income	$2,127	$39	$416	$454
Comprehensive loss	$(51,403)	$(79,398)	$(180,418)	$(230,328)
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at June 30, 2023	62,679,065	$6	114,630	$(3,624)	$1,176,686	$(352)	$(721,275)	$451,441
Equity-based compensation expense					23,099			23,099
Forfeitures of restricted stock awards	(3,939)	—						—
Restricted stock units vested	17,272	—						—
Exercise of stock options	6,468	—			21			21
Shares of common stock used to satisfy tax withholding obligations			9,170	(264)				(264)
Other comprehensive loss, net of tax						39		39
Net loss							(79,437)	(79,437)
Balance at September 30, 2023	62,698,866	$6	123,800	$(3,888)	$1,199,806	$(313)	$(800,712)	$394,899

Balance at June 30, 2024	74,571,844	$7	315,458	$(11,557)	$1,591,138	$(520)	$(1,022,338)	$556,730
Equity-based compensation expense					25,963			25,963
Forfeitures of restricted stock awards	(1,392)	—						—
Restricted stock units vested	28,815	—						—
Exercise of stock options	64,481	—			1,790			1,790
Shares of common stock used to satisfy tax withholding obligations			13,011	(499)				(499)
Other comprehensive loss, net of tax						2,127		2,127
Net loss							(53,530)	(53,530)
Balance at September 30, 2024	74,663,748	$7	328,469	$(12,056)	$1,618,891	$1,607	$(1,075,868)	$532,581

	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	62,453,328	$6	30,199	$(1,341)	$1,130,224	$(767)	$(569,930)	$558,192
Equity-based compensation expense					69,467			69,467
Forfeitures of restricted stock awards	(15,485)	—						—
Restricted stock units vested	219,142	—						—
Exercise of stock options	41,881	—			115			115
Shares of common stock used to satisfy tax withholding obligations			93,601	(2,547)				(2,547)
Other comprehensive income, net of tax						454		454
Net loss							(230,782)	(230,782)
Balance at September 30, 2023	62,698,866	$6	123,800	$(3,888)	$1,199,806	$(313)	$(800,712)	$394,899

Balance at December 31, 2023	73,620,361	$7	133,662	$(4,141)	$1,524,196	$1,191	$(895,034)	$626,219
Equity-based compensation expense					82,670			82,670
Forfeitures of restricted stock awards	(4,815)	—						—
Restricted stock units vested	514,760	—						—
Exercise of stock options	533,442	—			12,025			12,025
Shares of common stock used to satisfy tax withholding obligations			194,807	(7,915)				(7,915)
Other comprehensive loss, net of tax						416		416
Net loss							(180,834)	(180,834)
Balance at September 30, 2024	74,663,748	$7	328,469	$(12,056)	$1,618,891	$1,607	$(1,075,868)	$532,581
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating activities
Net loss	$(180,834)	$(230,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,451	1,129
Non-cash operating lease expense	1,523	1,176
Equity-based compensation expense	82,670	69,467
Equity method investment loss	4,610	3,203
Changes in operating assets and liabilities
Accounts receivable, net	(27,042)	—
Inventory	(6,723)	—
Prepaid expenses and other current assets	(3,017)	(2,416)
Other assets	(1,298)	(686)
Accounts payable	1,940	(2,261)
Accrued expenses	720	1,943
Deferred revenue	(19,547)	—
Lease liability	(1,552)	(863)
Net cash used in operating activities	$(146,099)	$(160,090)
Investing activities
Capital expenditures	(3,399)	(9,687)
Payment for intangible asset	(11,250)	—
Equity method investment	(8,235)	(2,800)
Purchases of marketable securities	(204,257)	(309,276)
Proceeds from sale and maturity of marketable securities	277,541	515,722
Net cash provided by investing activities	$50,400	$193,959
Financing activities
Treasury stock	(7,915)	(2,547)
Proceeds from stock option exercises	12,025	115
Net cash provided by (used in) financing activities	$4,110	$(2,432)
Net (decrease) increase in cash and cash equivalents	(91,589)	31,437
Cash and cash equivalents including Restricted cash, beginning of period	176,666	68,068
Cash and cash equivalents including Restricted cash, end of period	$85,077	$99,505

Non-cash investing activities
Right-of-use assets obtained in exchange for operating lease obligations	$877	$2,637

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of Operations
SpringWorks Therapeutics, Inc., together with its wholly-owned subsidiaries, collectively, the Company, is a commercial-stage biopharmaceutical company applying a precision medicine approach to developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. The Company has a differentiated portfolio of small molecule targeted oncology assets, including one approved product, one product candidate under regulatory review for approval, and several clinical candidates, and is advancing programs in both rare tumor types as well as highly prevalent, genetically defined cancers. OGSIVEO® (nirogacestat) is the Company’s first commercial product. OGSIVEO was approved by the United States Food and Drug Administration, or FDA, on November 27, 2023 for the treatment of adult patients with progressing desmoid tumors who require systemic treatment.
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $1.1 billion and $895.0 million, and working capital of $364.5 million and $422.7 million, as of September 30, 2024 and December 31, 2023, respectively. For the three and nine months ended September 30, 2024, the Company recorded net product revenue of $49.3 million and $110.5 million, respectively, from sales of OGSIVEO.
The Company had cash, cash equivalents and marketable securities of $498.1 million and $662.6 million as of September 30, 2024 and December 31, 2023, respectively. Based on the Company’s cash, cash equivalents and marketable securities as of September 30, 2024, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, research and development expenses, valuation of equity-based compensation awards and variable consideration and other relevant inputs impacting the gross to net revenue recognition adjustments. Management bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions. On an ongoing basis, management evaluates its estimates, and adjusts those estimates and assumptions when facts or circumstances change. Changes in estimates are recorded in the period in which they become known.
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
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The effective date for the standard is for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.
3. Marketable Securities
The following table summarizes the Company’s available-for-sale marketable securities as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$191,957	$600	$—	$192,557
Corporate debt securities	40,063	193	—	40,256
Commercial paper	59,350	—	—	59,350
Long-term investments:
U.S. government securities	77,101	292	—	77,393
Corporate debt securities	43,589	522	—	44,111
Total	$412,060	$1,607	$—	$413,667

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$228,579	$212	$—	$228,791
Corporate debt securities	9,629	2	—	9,631
Commercial paper	64,724	3	—	64,727
Long-term investments:
U.S. government securities	141,102	755	—	141,857
Corporate debt securities	41,310	219	—	41,529
Total	$485,344	$1,191	$—	$486,535
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
The Company’s securities classified as short-term marketable securities mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of September 30, 2024, the Company did not hold any investments with maturity dates greater than five years.
As of, and for, the three and nine months ended September 30, 2024, the Company did not have any allowance for credit losses or impairments of its marketable securities.
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
As of September 30, 2024 and December 31, 2023, the Company's financial assets and liabilities measured at fair value on a recurring basis consisted of the following:

	As of September 30, 2024
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$54,605	$54,605	$—	$—
Short-term investments:
U.S. government securities	192,557	192,557	—	—
Corporate debt securities	40,256	—	40,256	—
Commercial paper	59,350	—	59,350	—
Long-term investments:
U.S. government securities	77,393	77,393	—	—
Corporate debt securities	44,111	—	44,111	—
Total	$468,272	$324,555	$143,717	$—

	As of December 31, 2023
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$14,434	$14,434	$—	$—
Commercial paper	49,631	—	49,631	—
Short-term investments:
U.S. government securities	228,791	228,791	—	—
Corporate debt securities	9,631	—	9,631	—
Commercial paper	64,727	—	64,727	—
Long-term investments:
U.S. government securities	141,857	141,857	—	—
Corporate debt securities	41,529	—	41,529	—
Total	$550,600	$385,082	$165,518	$—
As of September 30, 2024 and December 31, 2023, the Company’s financial assets measured at fair value on a recurring basis using a market approach included cash equivalents, which consist of money market funds, and marketable securities, which consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, and commercial paper.

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
In January 2024, the Company made an additional investment in MapKure and purchased 8,235,200 Series C preferred units of MapKure for $8.2 million, pursuant to the terms of a Series C preferred unit purchase agreement. The Company is required to make subsequent purchases at each of the second and third closings established by such agreement, in each case for an additional 6,176,400 Series C preferred units of MapKure for $6.2 million. As of September 30, 2024, the Company’s ownership interest in MapKure was 39.7%.
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
The Company recognized an equity loss of $1.8 million and $4.6 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $3.2 million for the three and nine months ended September 30, 2023, respectively. The Company’s ownership interest in MapKure is included in Equity method investments. As of September 30, 2024, the Company’s maximum exposure to loss as a result of the Company’s involvement with MapKure is $18.0 million, representing the carrying value of the investment of $5.6 million plus the unfunded obligation of $12.4 million.
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
Pursuant to the terms of the GSK License Agreement and concurrent with the execution of such agreement, the Company entered into a Stock Purchase Agreement with an affiliate of GSK, Glaxo Group Limited, or GGL, under which GGL purchased 2,050,819 shares of the Company’s Common Stock, par value $0.0001 per share, or Common Stock, in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of the Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement. The fair value of the Common Stock based on the closing price of Common Stock on the day prior to the effective date of the Stock Purchase Agreement was $55.5 million and was recorded to equity. The $19.5 million of consideration received in excess of the fair value of the Common Stock represented consideration for the license for the potential continued development and commercialization of nirogacestat in combination with GSK compounds, together with the clinical supply of nirogacestat for future belamaf clinical trials and certain research and development costs associated with nirogacestat. The Company recorded the $19.5 million as deferred revenue in September of 2022, and determined that the Company would recognize revenue as the corresponding performance obligations were satisfied in proportion to expenses incurred, including clinical supply and research and development expenses, associated with the GSK License Agreement.
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
6. Accrued Expenses
Accrued expenses consists of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Accrued compensation and benefits	$20,311	$26,047
Accrued research and development	14,223	15,129
Accrued milestone	5,000	11,250
Accrued other	20,199	13,143
Total accrued expenses	$59,733	$65,569

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
As of September 30, 2024, there was no litigation or contingency with at least a reasonable possibility of a material loss.
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

As of September 30, 2024, there were 3,518,295 shares available for issuance in connection with future awards under the 2019 Equity Incentive Plan.
Equity-Based Awards
During the nine months ended September 30, 2024, the Company granted 2,448,123 stock option awards to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the nine months ended September 30, 2024, the Company awarded 1,284,075 restricted stock units to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the nine months ended September 30, 2024, 80,796 restricted stock awards previously issued to employees of the Company were released, 514,760 restricted stock units vested and 533,442 stock options were exercised. As of September 30, 2024, there were 7,977,198 stock options vested and exercisable.
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
Equity-based compensation expense included in the condensed consolidated statements of operations for each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$8,481	$8,502	$29,690	$25,976
Selling, general and administrative	17,482	14,597	52,980	43,491
Total equity-based compensation expense	$25,963	$23,099	$82,670	$69,467
As of September 30, 2024, the unrecognized compensation expense related to unvested stock options, restricted stock units, performance stock units and restricted stock awards was $114.3 million, $50.7 million, $6.1 million and $0.2 million, respectively, which is expected to be recognized over a weighted-average remaining period of approximately 2.35 years, 1.83 years, 1.57 years and less than one year, respectively.
As of September 30, 2024, the Company had 12,802,129 stock options outstanding, 2,035,609 unvested restricted stock units, 372,362 unvested performance stock units and 21,223 unvested restricted stock awards.
9. Net Loss per Share
Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potentially dilutive securities not included in the computation of the diluted net loss per share for the periods ended September 30, 2024 and September 30, 2023 because to do so would be anti-dilutive:

	As of September 30,
	2024	2023
Common stock options issued and outstanding	12,802,129	11,540,679
Restricted stock units subject to future vesting	2,035,609	1,736,109
Performance stock units subject to future vesting	372,362	—
Restricted stock awards subject to future vesting	21,223	125,615
Total potentially dilutive securities	15,231,323	13,402,403

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
Overview
We are a commercial-stage biopharmaceutical company applying a precision medicine approach to developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. We have a differentiated portfolio of small molecule targeted oncology assets, including one approved product, one product candidate under regulatory review for approval, and several clinical candidates, and are advancing programs in both rare tumor types as well as highly prevalent, genetically defined cancers. Our strategic approach and operational excellence across research, translational science, and clinical development have enabled us to successfully launch our first product, advance our second lead product candidate to regulatory review for approval, investigate additional product candidates across various clinical trials, and enter into multiple shared-value partnerships with industry leaders to expand our portfolio. From this foundation, we are continuing to build a differentiated, fully-integrated, commercial biopharmaceutical company intensely focused on understanding patients and their diseases in order to develop transformative targeted medicines.
OGSIVEO® (nirogacestat) is our first commercial product. OGSIVEO was approved by the United States Food and Drug Administration, or FDA, on November 27, 2023. OGSIVEO is a novel, oral, selective gamma secretase inhibitor that is the first and only FDA-approved therapy for the treatment of adult patients with progressing desmoid tumors who require systemic treatment.
The FDA approval of OGSIVEO was based on the results from the Phase 3 DeFi trial, which were published in the March 9, 2023 edition of the New England Journal of Medicine. DeFi is a global, randomized (1:1), double-blind, placebo-controlled Phase 3 trial evaluating the efficacy, safety and tolerability of OGSIVEO in adult patients with progressing desmoid tumors. The study randomized 142 patients to receive 150 mg of OGSIVEO or placebo twice daily. OGSIVEO met the primary endpoint of improving progression-free survival, or PFS, demonstrating a statistically significant improvement for OGSIVEO over placebo, with a 71% reduction in the risk of disease progression (hazard ratio (HR) = 0.29 (95% CI: 0.15, 0.55); p< 0.001). Median PFS was not reached in the OGSIVEO arm and was 15.1 months in the placebo arm. Confirmed objective response rate, or ORR, based on RECIST v1.1 was 41% with OGSIVEO versus 8% with placebo (p<0.001); the complete response rate was 7% in the OGSIVEO arm and 0% in the placebo arm. The median time to first response was 5.6 months with OGSIVEO and 11.1 months with placebo. PFS and ORR improvements were in favor of OGSIVEO regardless of baseline characteristics including sex, tumor location, tumor focality, treatment status, previous treatments, mutational status and history of familial adenomatous polyposis. OGSIVEO also demonstrated early and sustained improvements in patient-reported outcomes, including pain, desmoid tumor-specific symptoms, physical/role function and overall health-related quality of life. OGSIVEO exhibited a manageable safety and tolerability profile. The most common adverse events (>15%) reported in patients receiving OGSIVEO were diarrhea, ovarian toxicity, rash, nausea, fatigue, stomatitis, headache, abdominal pain, cough, alopecia, upper respiratory tract infection and dyspnea. Warnings & Precautions include diarrhea, ovarian toxicity, hepatotoxicity, non-melanoma skin cancers, electrolyte abnormalities and embryo-fetal toxicity.

Long-term efficacy and safety data from DeFi will be presented at the Connective Tissue Oncology Society, or CTOS, 2024 Annual Meeting on November 16, 2024. These results, utilizing an August 2024 data cutoff date, showed that longer-term treatment with OGSIVEO was associated with further reductions in tumor size, increase in ORR with additional complete responses, sustained improvement in desmoid tumor symptoms, and no new safety signals relative to the April 2022 primary data cut.
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
We are advancing a targeted launch strategy focused on continuing to establish OGSIVEO as the systemic standard of care for adult desmoid tumor patients. For the three and nine months ended September 30, 2024, we recorded net product revenue of $49.3 million and $110.5 million, respectively, from sales of OGSIVEO in the United States. On April 4, 2024, we received FDA approval of a Supplemental New Drug Application, or sNDA, providing for the addition of two higher dosage strengths of 150 mg and 100 mg OGSIVEO tablets in blister packaging, which were developed to enhance patient convenience with OGSIVEO. The blister packs became commercially available in May 2024.
We are also seeking to expand the reach of OGSIVEO to additional geographies; in February 2024, we received validation for a Marketing Authorization Application, or MAA, from the European Medicines Agency, or EMA. Pre-commercial preparations in Europe are underway ahead of potential approval and first launches in Germany and France in the first half of 2025. Beyond the United States and Europe, we continue to advance our efforts to commercialize OGSIVEO in additional territories, such as Japan.
We are also evaluating nirogacestat for the treatment of ovarian granulosa cell tumors, or GCT, a subtype of ovarian cancer. In May 2023, we announced full enrollment of a Phase 2 trial evaluating nirogacestat as a monotherapy in adult patients with recurrent ovarian GCT. We expect to report initial data from the trial in the first half of 2025.
Our second product candidate is mirdametinib, an investigational oral, small molecule MEK inhibitor, currently in development for the treatment of neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN, a rare tumor of the peripheral nerve sheath that causes significant pain and disfigurement. We believe that mirdametinib has the potential to offer a best-in-class profile in order to enable the long-term treatment required for this patient population, as compared to other MEK inhibitors. In November 2023, we announced positive topline results from the ReNeu trial, a registrational Phase 2b clinical trial of mirdametinib for pediatric and adult patients with NF1-PN, and we presented additional data from the ReNeu trial at the American Society of Clinical Oncology, or ASCO, Annual Meeting and the Global NF Conference in June 2024. The results of the ReNeu trial were subsequently published in the Journal of Clinical Oncology. As of the data cutoff date of September 20, 2023, 52% (29/56) of pediatric patients and 41% (24/58) of adult patients had Blinded Independent Central Review, or BICR, confirmed objective responses within the 24-cycle treatment period (cycle length: 28 days). An additional pediatric patient and two additional adult patients achieved confirmed objective responses after Cycle 24 in the long-term follow up phase of the trial, where patients continue to receive mirdametinib treatment. Median (range) best percent change from baseline in target tumor volume was -42% (-91% to 48%) and -41% (-90% to 13%) in the pediatric and adult cohorts, respectively; among study participants with a confirmed objective response on mirdametinib, 52% of children and 62% of adults achieved a >50% reduction in tumor volume. As of the data cutoff, the median duration of treatment was 22 months in both the pediatric and adult cohorts; the median time to onset of response was 7.9 months in pediatric patients and 7.8 months in adult patients. Median duration of response was not reached in either cohort. Pediatric and adult patients in the ReNeu trial also experienced statistically significant improvements from baseline in worst tumor pain severity, pain interference, and health-related quality of life, as assessed across multiple patient-reported outcome, or PRO, tools. Children and adults with NF1-PN in the ReNeu trial reported early, sustained, and clinically meaningful reductions in worst tumor pain severity and pain interference over the course of mirdametinib treatment. Mirdametinib was generally well tolerated in the ReNeu trial, with the majority of adverse events, or AEs, being Grade 1 or Grade 2. Among all study participants, 21% of adults and 9% of children discontinued the study due to treatment-related adverse events, or TRAEs, and dose reductions due to TRAEs were 17% in adults and 12% in children. The most frequently reported TRAEs were dermatitis acneiform, diarrhea, paronychia, nausea, decrease in ejection fraction, and increase in blood creatinine phosphokinase in the pediatric cohort and dermatitis acneiform, diarrhea, nausea, vomiting, and fatigue in the adult cohort. 25% of pediatric patients and 16% of adult patients experienced a Grade 3 or higher TRAE.

The FDA granted mirdametinib both Orphan Drug designation and Fast Track designation for NF1-PN, and the European Commission granted mirdametinib Orphan Drug designation for NF1. The FDA also granted mirdametinib Rare Pediatric Disease designation for the treatment of NF1, and as such, mirdametinib will be eligible to receive a priority review voucher, if approved. In August 2024, the FDA accepted our NDA submission for mirdametinib in pediatric and adult patients with NF1-PN and granted priority review with an assigned Prescription Drug User Fee Act, or PDUFA, target action date of February 28, 2025. Also, in August 2024, the Company received validation for an MAA from the EMA for mirdametinib for the treatment of adult and pediatric patients with NF1-PN.
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
In genetically defined metastatic solid tumors, our current clinical-stage efforts center on the mitogen activated protein kinase, or MAPK, pathway. We are evaluating mirdametinib for the treatment of solid tumors harboring MAPK aberrations in both monotherapy and combination approaches. In collaboration with BeiGene, Ltd., or BeiGene, we are exploring the combination of mirdametinib with BeiGene’s lifirafenib (BGB-283) in NRAS mutant solid tumors. In addition, we are exploring the use of brimarafenib (BGB-3245) in a distinct set of genetically defined BRAF mutated tumors via MapKure, LLC an entity jointly owned by us and BeiGene. In February 2023, we dosed the first patient in a Phase 1/2a open-label, dose escalation and expansion trial evaluating mirdametinib in combination with brimarafenib in patients with advanced solid tumors harboring MAPK-activating mutations. In April 2023, we presented clinical data from the Phase 1a/1b trial evaluating brimarafenib in patients with advanced or refractory solid tumors harboring MAPK pathway aberrations at the American Association for Cancer Research, or AACR, Annual Meeting 2023. We also presented clinical data from the Phase 1b clinical trial evaluating mirdametinib in combination with BeiGene’s RAF dimer inhibitor, lifirafenib at the AACR Annual Meeting 2023. These clinical data showed manageable safety profiles and clinical activity in various solid tumors with MAPK pathway aberrations. Dose expansion studies are currently ongoing for each program. In the first quarter of 2024, MapKure initiated a Phase 1b combination trial of brimarafenib with panitumumab, a monoclonal antibody targeting Epidermal Growth Factor Receptor, or EGFR, in colorectal and pancreatic cancer patients with known MAPK pathway mutations; patient dosing is currently underway.
In an academic-sponsored study supported by SpringWorks, mirdametinib is being evaluated for the treatment of low-grade gliomas in children and young adults. Initial data from the Phase 1 portion of the study were presented at the International Symposium on Pediatric Neuro-Oncology in June 2024 and demonstrated encouraging clinical activity in patients with recurrent / progressive pediatric low-grade glioma. The Phase 2 portion of the study is ongoing and recruiting patients.
Furthermore, we intend to continue to build our portfolio with assets that have strong biological rationales and validated mechanisms of action, such as the TEA Domain, or TEAD, inhibitor program that we in-licensed from Katholieke Universiteit Leuven and the Flanders Institute for Biotechnology. In June 2024, we initiated a Phase 1a trial of SW-682, our TEAD inhibitor development candidate, in Hippo mutant solid tumors; patient enrollment and dosing is ongoing. Additionally, we are pursuing several discovery programs that represent potentially first-in-class and best-in-class product candidates designed to address tumors where no or limited treatment options exist.
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
We expect our research and development expenses to increase for the foreseeable future as we continue to invest in activities related to developing our product candidates and our preclinical programs, and as certain product candidates advance into later stages of development, including nirogacestat, which is being studied in ovarian granulosa cell tumors as well as other studies undertaken to fulfill post-approval regulatory commitments, and mirdametinib with the ReNeu trial. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
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
Results of Operations
Comparison of the three months ended September 30, 2024 and September 30, 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Revenue:
Product revenue, net	$49,301	$—	$49,301	—%
Other revenue	—	—	—	—%
Total revenue	49,301	—	49,301	—%
Operating costs and expenses:
Cost of product revenue	3,341	—	3,341	—%
Selling, general and administrative	61,601	46,546	15,055	32%
Research and development	42,296	37,453	4,843	13%
Total operating costs and expenses	107,238	83,999	23,239	28%
Loss from operations	(57,937)	(83,999)	26,062	(31)%
Interest and other income:
Interest and other income, net	6,216	5,586	630	11%
Total interest and other income	6,216	5,586	630	11%
Equity method investment loss	(1,809)	(1,024)	(785)	77%
Net loss	$(53,530)	$(79,437)	$25,907	(33)%
Revenue

In November 2023, the FDA approved OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. For the three months ended September 30, 2024, we recorded net product revenue of $49.3 million from sales of OGSIVEO in the United States.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $15.1 million to $61.6 million for the three months ended September 30, 2024 from $46.5 million for the three months ended September 30, 2023, an increase of 32%.
The increase in selling, general and administrative expenses included a $9.4 million increase in consulting and professional services and a $5.7 million increase in internal costs. The increase in consulting and professional services was largely attributable to commercial readiness activities to support the U.S. launch of mirdametinib, if approved. The increase in internal costs was attributable to the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense, driven by the growth of our commercial organization, which included establishing certain sales support, marketing, and commercialization functions to support the U.S. launch of mirdametinib, if approved.
Research and development expenses
Research and development expenses increased by $4.8 million to $42.3 million for the three months ended September 30, 2024 from $37.5 million for the three months ended September 30, 2023, an increase of 13%.
The increase in research and development expenses was primarily attributable to an increase of $4.2 million in external costs related to drug manufacturing, clinical trials, other research, consulting and professional services.
We track research and development expenses on a program-by-program basis to the extent such spend is attributable to a specific program. Our research and development expenses by program for the periods presented were as follows:

	Three Months Ended September 30, 2024
(in thousands)	2024	2023	$ Change
Program specific costs:
Nirogacestat	$14,118	$8,859	$5,259
Mirdametinib	10,730	7,860	2,870
Other	4,516	1,727	2,789
Total program specific costs	29,364	18,446	10,918
Non-program specific costs	12,932	19,007	(6,075)
Total research and development expenses	$42,296	$37,453	$4,843

Interest and other income

The increase in interest and other income was driven by an increase in interest income, net, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This increase was attributable to higher market yield and increased cash from financing activities during the year ended December 31, 2023.
Comparison of the nine months ended September 30, 2024 and September 30, 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Revenue:
Product revenue, net	$110,493	$—	$110,493	—%
Other revenue	19,547	—	19,547	—%
Total revenue	130,040	—	130,040	—%
Operating costs and expenses:
Cost of product revenue	6,996	—	6,996	—%
Selling, general and administrative	179,553	137,715	41,838	30%
Research and development	140,280	106,835	33,445	31%
Total operating costs and expenses	326,829	244,550	82,279	34%
Loss from operations	(196,789)	(244,550)	47,761	(20)%
Interest and other income:
Interest and other income, net	20,565	16,971	3,594	21%
Total interest and other income	20,565	16,971	3,594	21%
Equity method investment loss	(4,610)	(3,203)	(1,407)	44%
Net loss	$(180,834)	$(230,782)	$49,948	(22)%

Revenue

In November 2023, the FDA approved OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. For the nine months ended September 30, 2024, we recorded net product revenue of $110.5 million from sales of OGSIVEO in the United States.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $41.8 million to $179.6 million for the nine months ended September 30, 2024 from $137.7 million for the nine months ended September 30, 2023, an increase of 30%.
The increase in selling, general and administrative expenses included a $21.2 million increase in consulting and professional services and a $20.6 million increase in internal costs. The increase in consulting and professional services was largely attributable to commercial readiness activities to support the U.S. launch of mirdametinib, if approved, as well as commercial activities supporting the U.S. launch of OGSIVEO. The increase in internal costs was attributable to the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense, driven by the growth of our commercial organization, which included establishing certain sales support, marketing, and commercialization functions to support the U.S. launch of mirdametinib, if approved.
Research and development expenses
Research and development expenses increased by $33.4 million to $140.3 million for the nine months ended September 30, 2024 from $106.8 million for the nine months ended September 30, 2023, an increase of 31%.
The increase in research and development expenses was primarily attributable to an increase of $25.2 million in external costs related to licensing fees, drug manufacturing, clinical trials, other research, consulting and professional services, and an increase of $8.2 million in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense.
We track research and development expenses on a program-by-program basis to the extent such spend is attributable to a specific program. Our research and development expenses by program for the periods presented were as follows:

	Nine Months Ended September 30, 2024
(in thousands)	2024	2023	$ Change
Program specific costs:
Nirogacestat	$40,909	$24,854	$16,055
Mirdametinib	39,055	21,468	17,587
Other	19,979	5,665	14,314
Total program specific costs	99,943	51,987	47,956
Non-program specific costs	40,337	54,848	(14,511)
Total research and development expenses	$140,280	$106,835	$33,445
Interest and other income
The increase in interest and other income was driven by an increase in interest income, net, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase was attributable to higher market yield and increased cash from financing activities during the year ended December 31, 2023.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the foreseeable future. Our net loss was $180.8 million and $230.8 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. We had an accumulated deficit of $1.1 billion and

$895.0 million as of September 30, 2024 and December 31, 2023, respectively. Based on our cash, cash equivalents and marketable securities balances as of September 30, 2024, management estimates that our liquidity position will enable us to meet operating expenses through at least twelve months after the date that this Quarterly Report is filed. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, and commercial paper.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(146,099)	$(160,090)
Net cash provided by investing activities	50,400	193,959
Net cash provided by (used in) financing activities	4,110	(2,432)
Net (decrease) increase in cash and cash equivalents	(91,589)	31,437
Cash and cash equivalents including Restricted cash, beginning of period	176,666	68,068
Cash and cash equivalents including Restricted cash, end of period	$85,077	$99,505
Net Cash Used in Operating Activities
Net cash used in operating activities was $146.1 million for the nine months ended September 30, 2024, which was driven by a net loss of $180.8 million and a net decrease from changes in operating assets and liabilities of $56.5 million, partially offset by equity-based compensation expense of $82.7 million, equity investment loss of $4.6 million, non-cash operating lease and depreciation and amortization expense of $4.0 million. Net cash used in operating activities was $160.1 million for the nine months ended September 30, 2023, which was driven by a net loss of $230.8 million and a net decrease from changes in operating assets and liabilities of $4.3 million, partially offset by stock-based compensation expense of $69.5 million, equity investment loss of $3.2 million, non-cash operating lease and depreciation expense of $2.3 million.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2024 was driven by the sale and maturities of available-for-sale debt securities of $277.5 million, partially offset by purchases of available-for-sale debt securities of $204.3 million, the payment of a commercial milestone of $11.3 million, an investment in MapKure of $8.2 million and capital expenditures of $3.4 million. Net cash provided by investing activities for the nine months ended September 30, 2023 was driven by the sale and maturities of available-for-sale debt securities of $515.7 million, partially offset by purchases of available-for-sale debt securities of $309.3 million, capital expenditures of $9.7 million and our investment in MapKure of $2.8 million.
Net Cash Provided by and Used in Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of proceeds from stock option exercises of $12.0 million, partially offset by stock repurchased to satisfy employee tax withholding obligations upon vesting of restricted stock awards of $7.9 million. Net cash used in financing activities for the nine months ended September 30, 2023 consisted of stock repurchased to satisfy employee tax withholding obligations on restricted stock releases, partially offset by proceeds from stock option exercises.
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
Until such time, if ever, as we can generate sufficient product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, current ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Effects of Inflation
Although our operations are influenced by general economic conditions, we do not believe that inflation has had a material impact on our business, financial condition, or operating results during the periods presented.
Contractual Obligations
During the nine months ended September 30, 2024, there were no other material changes to our contractual obligations and commitments than those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations and other commitments” in Part II Item 7. of our 2023 Form 10-K.
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
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2023 Form 10-K. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2023 Form 10-K. There have been no changes in our significant accounting policies or critical accounting estimates during the nine months ended September 30, 2024.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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

SPRINGWORKS THERAPEUTICS, INC.

Date: November 12, 2024	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: November 12, 2024	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer