Form 10-K
period 2024-12-31
SpringWorks Therapeutics, Inc.
filed 2025-02-20
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,747,091,342.
The number of outstanding shares of the registrant’s common stock as of February 14, 2025 was 74,935,850.
Documents Incorporated by Reference
The registrant's definitive proxy statement relating to the annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2024 and is incorporated by reference in Part III to the extent described herein.

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

•our ability to commercialize GOMEKLITM (mirdametinib), including our ability to successfully establish and maintain commercial manufacturing and supply chains for GOMEKLI, and our expectations regarding the size and growth potential of the commercial markets for GOMEKLI;

•the timing and outcome of our regulatory submissions and interactions, including the decision on the Marketing Authorization Application, or MAA, for nirogacestat for patients with desmoid tumors that we received validation for in February 2024 by the European Medicines Agency, or EMA, and the decision on the MAA filing for mirdametinib for patients with neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN that we received validation for in August 2024 by the EMA, as well as our interactions with other regulatory authorities, investigational review boards at clinical trial sites and publication review bodies;
•the success, cost and timing of our product development activities and clinical trials, the initiation and completion of any other clinical trials and related preparatory work, the expected timing of the availability of results of our clinical trials;
•the fact that topline or interim data from our clinical studies may not be predictive of the final or more detailed results of such study or the results of other ongoing or future studies;
•our ability and our partners’ ability to enroll and successfully complete clinical trials of our product candidates for additional uses, and in combination with other agents;
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
•risks associated with global political changes and global economic conditions, including changes in the U.S. presidential administration, inflation or uncertainty caused by political violence and unrest, including ongoing global and regional conflicts;
•our ability to attract and retain key scientific, medical, commercial and management personnel;
•our estimates regarding expenses, future revenue, future profitability, capital requirements and need for additional financing;
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

PART I
Item 1. Business
Company overview

We are a commercial-stage biopharmaceutical company applying a precision medicine approach to developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. We have a differentiated portfolio of small molecule targeted oncology assets, including two approved products and several clinical and preclinical candidates at various stages of development, and are advancing programs in rare tumor types as well as highly prevalent, genetically defined cancers. Our strategic approach and operational excellence across research, translational science, and clinical development have enabled us to successfully launch two products, investigate additional product candidates across various clinical trials, and enter into multiple shared-value partnerships with industry leaders to expand our portfolio. From this foundation, we are continuing to build a differentiated, fully-integrated, commercial-stage biopharmaceutical company intensely focused on understanding patients and their diseases in order to develop transformative targeted medicines.

OGSIVEO® (nirogacestat), our first commercial product, was approved by the United States Food and Drug Administration, or FDA, on November 27, 2023. OGSIVEO is a novel, oral, selective gamma secretase inhibitor that is the first and only FDA-approved therapy for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. Nirogacestat is also in clinical development as a monotherapy for the treatment of ovarian granulosa cell tumors, or GCT, a subtype of ovarian cancer; we are also evaluating novel combination regimens of nirogacestat alongside B-cell maturation antigen, or BCMA, directed therapies for the treatment of multiple myeloma.

GOMEKLITM (mirdametinib), our second commercial product, was approved by the FDA on February 11, 2025. GOMEKLI is an oral, small molecule mitogen-activated protein kinase kinase, or MEK, inhibitor, indicated for the treatment of adult and pediatric patients two years of age and older with neurofibromatosis type 1, or NF1, who have symptomatic plexiform neurofibromas, or PN, not amenable to complete resection. We believe GOMEKLI represents a differentiated option for pediatric neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN, patients and first-in-class treatment for adult NF1-PN patients, for whom there were no approved therapies before GOMEKLI. With the approval of GOMEKLI, we received a rare pediatric disease priority review voucher from the FDA. Further, we are evaluating mirdametinib for the treatment of solid tumors harboring mitogen activated protein kinase, or MAPK, pathway aberrations.

We are also seeking to expand the reach of our approved products to additional geographies; in February 2024, we received validation for a Marketing Authorization Application, or MAA, from the European Medicines Agency, or EMA, for nirogacestat. Pre-commercial preparations in Europe are underway ahead of potential approval and launch in mid-2025. Beyond the United States and Europe, we continue to advance our efforts to bring OGSIVEO to the market in additional territories, such as Japan. For mirdametinib, we received validation for an MAA from the EMA for the treatment of adult and pediatric patients with NF1-PN in August 2024. We expect to receive a regulatory decision on mirdametinib from the European Commission, or EC, and launch our product, if approved, in 2025.

Brimarafenib is an investigational oral, small molecule, next-generation RAF dimer inhibitor that we are also advancing in the clinic in a distinct set of genetically defined MAPK mutated tumors via MapKure, LLC, an entity jointly owned by us and BeiGene, Ltd.

SW-682 is an investigational oral, small molecule TEA Domain, or TEAD, inhibitor that we are evaluating in Hippo-mutant solid tumors. In June 2024, we initiated a Phase 1a trial of SW-682 in Hippo-mutant solid tumors; patient enrollment and dosing is ongoing.

SW-3431 is an investigational, potentially first-in-class, small molecule activator of Protein Phosphotase 2A, or PP2A, complexes. Loss of PP2A activity has been described as a key oncogenic driver in aggressive subsets of uterine cancer where patients have very poor prognoses, including uterine serous carcinoma and uterine carcinosarcoma. We expect to file an investigational New Drug Application, or IND, for SW-3431 with the FDA by the end of 2025.

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

We have set the following strategic priorities for the business:

•Continue commercializing OGSIVEO as the systemic standard of care for adults with desmoid tumors and successfully execute on our second commercial launch with GOMEKLI for NF1-PN in the United States;

•Seek regulatory approval for OGSIVEO and GOMEKLI in other jurisdictions to further serve the global desmoid tumor and NF1-PN patient communities, respectively;

•Expand the opportunity for nirogacestat and mirdametinib to serve patients in rare oncology indications and more prevalent, genetically defined cancers, either alone or in partnership with others;

•Deliver new medicines to underserved patient populations using a focused and efficient approach including through the continued development of early-stage product candidates, such as brimarafenib, SW-682, SW-3431, and our discovery-stage portfolio; and

•Maximize the potential of our portfolio through strategic partnerships and continue to deploy our value-driven approach to discovering, acquiring and developing new medicines to further expand our pipeline.

We believe that strong execution of these prioritized activities will position SpringWorks to realize our mission of developing and delivering life-changing medicines for people with devastating cancers.
Our products and product candidates

Our product portfolio consists of OGSIVEO and GOMEKLI, our two approved products, as well as several clinical and preclinical candidates at various stages of development under investigation for additional underserved patient populations.
OGSIVEO (nirogacestat)

OGSIVEO is a commercially available, novel, oral, selective gamma secretase inhibitor that is approved in the United States for the treatment of adult patients with progressing desmoid tumors who require systemic treatment.

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
OGSIVEO approval and launch

On November 27, 2023, the FDA approved OGSIVEO (nirogacestat) for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. The FDA previously granted Fast Track and Breakthrough Therapy designations to nirogacestat for the treatment of adult patients with progressive, unresectable, recurrent or refractory desmoid tumors or deep fibromatosis; nirogacestat also received Orphan Drug designation from the FDA for the treatment of desmoid tumors and Orphan designation from the EC for the treatment of soft tissue sarcoma.

The FDA approval of OGSIVEO was based on the results from the Phase 3 DeFi trial, which were published in the March 9, 2023 edition of the New England Journal of Medicine. DeFi was a global, randomized (1:1), double-blind, placebo-controlled Phase 3 trial evaluating the efficacy, safety and tolerability of OGSIVEO in adult patients with progressing desmoid tumors. The study randomized 142 patients to receive 150 mg of OGSIVEO or placebo twice daily. OGSIVEO met the primary endpoint of improving progression-free survival (PFS), demonstrating a statistically significant improvement over placebo with a 71% reduction in the risk of disease progression (hazard ratio = 0.29 (95% CI: 0.15, 0.55); p < 0.001). Median PFS was not reached in the OGSIVEO arm and was 15.1 months in the placebo arm. Confirmed objective response rate (ORR) based on RECIST v1.1 was 41% with OGSIVEO versus 8% with placebo (p<0.001); the complete response rate was 7% in the OGSIVEO arm and 0% in the placebo arm. The median time to first response was 5.6 months with OGSIVEO and 11.1 months with placebo. PFS and ORR improvements were in favor of OGSIVEO regardless of baseline characteristics including sex, tumor location, tumor focality, treatment status, previous treatments, mutational status, and history of familial adenomatous polyposis. OGSIVEO also demonstrated early and sustained improvements in patient-reported outcomes, or PROs, including pain, desmoid tumor-specific symptoms, physical/role function, and overall health-related quality of life.

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

Long-term efficacy and safety data from DeFi were presented at the Connective Tissue Oncology Society, or CTOS, 2024 Annual Meeting on November 16, 2024. These results, utilizing an August 2024 data cutoff date, showed that longer-term treatment with OGSIVEO was associated with further reductions in tumor size, increase in ORR with additional complete responses, sustained improvement in desmoid tumor symptoms, and no new safety signals compared to the April 2022 primary data cut.

OGSIVEO is the first and only FDA-approved treatment indicated specifically for desmoid tumors. In December 2023, the NCCN Clinical Practice Guidelines in Oncology, or NCCN Guidelines®, were updated to recommend nirogacestat as an NCCN Category 1, Preferred treatment option for desmoid tumors. In June 2024, the Desmoid Tumor Working Group, or DTWG, published an updated review of the current management of desmoid tumors, which highlighted nirogacestat’s role as the first approved medicine for the disease and its incorporation into the desmoid tumor treatment algorithm.

We are advancing a commercial strategy focused on reinforcing OGSIVEO's position as the systemic standard of care for adult desmoid tumor patients. On April 4, 2024, we received FDA approval of a Supplemental New Drug Application, or sNDA, providing for the addition of two higher dosage strengths of 150 mg and 100 mg OGSIVEO tablets in blister packaging, which were developed to enhance patient convenience and compliance. The blister packs became commercially available in May 2024.

We are also seeking to expand the reach of OGSIVEO to additional geographies; in February 2024, we received validation for an MAA, from the EMA. Pre-commercial preparations in Europe are underway ahead of potential approval and launch in mid-2025. Beyond the United States and Europe, we continue to advance our efforts to bring OGSIVEO to the market in additional territories, such as Japan.
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

We have entered into several non-exclusive clinical collaboration agreements with industry partners to evaluate nirogacestat in combination with multiple different BCMA-directed therapies. Each partner is responsible for the conduct and expenses of a clinical trial to evaluate the combination of nirogacestat with its respective BCMA agent in multiple myeloma. To date, we have generated clinical data across several modalities that support nirogacestat’s ability to potentiate BCMA and enhance activity of BCMA targeted therapies at clinically achievable doses. In addition, several Phase 1 studies are currently ongoing through our collaborators.
GOMEKLI (mirdametinib)

GOMEKLI is an oral, small molecule inhibitor of MEK1 and MEK2 that is approved in the United States for the treatment of adult and pediatric patients two years of age and older with neurofibromatosis type 1, or NF1, who have symptomatic plexiform neurofibromas, or PN, not amenable to complete resection. MEK proteins occupy a pivotal position in the MAPK pathway, a key signaling network that regulates cell growth and survival and plays a central role in multiple oncology and rare disease indications.

Beyond the approval of GOMEKLI in NF1-PN, we believe that mirdametinib holds promise for the treatment of other genetically defined tumors, with additional clinical development underway, including for pediatric low-grade glioma.

GOMEKLI approval and launch

On February 11, 2025, the FDA approved GOMEKLI (mirdametinib) for the treatment of adult and pediatric patients two years of age and older with NF1 who have symptomatic PN not amenable to complete resection. The FDA previously granted Fast Track and Rare Pediatric Disease designations to mirdametinib for the treatment of NF1-PN and NF1, respectively. Mirdametinib also received Orphan Drug designation from the FDA and Orphan designation from the EC for the treatment of NF1. With the approval of GOMEKLI, we received a rare pediatric disease priority review voucher from the FDA.

The FDA approval of GOMEKLI was based on the results from the registrational Phase 2b ReNeu trial in adult and pediatric patients with NF1-PN. In November 2023, we announced positive topline results from the ReNeu trial, and we presented additional data from the ReNeu trial at the American Society of Clinical Oncology, or ASCO, Annual Meeting in June 2024. The results of the ReNeu trial were subsequently published in the Journal of Clinical Oncology in November 2024. The ReNeu trial enrolled 114 patients in two cohorts (pediatric and adult) across 50 sites in the United States. The primary endpoint was confirmed objective response rate, or ORR, defined as ≥ 20% reduction in target tumor volume as measured by MRI and assessed by Blinded Independent Central Review, or BICR. As of the data cutoff date of September 20, 2023, 52% (29/56) of pediatric patients and 41% (24/58) of adult patients had BICR confirmed objective responses within the 24-cycle treatment period (cycle length: 28 days). An additional pediatric patient and two additional adult patients achieved confirmed objective responses after Cycle 24 in the long-term follow up phase of the trial, where patients continue to receive GOMEKLI treatment. Median (range) best percent change from baseline in target tumor volume was -42% (-91% to 48%) and -41% (-90% to 13%) in the pediatric and adult cohorts, respectively; among study participants with a confirmed objective response on GOMEKLI, 52% of children and 62% of adults achieved a >50% reduction in tumor volume. As of the data cutoff, the median duration of treatment was 22 months in both the pediatric and adult cohorts; the median time to onset of response was 7.9 months in pediatric patients and 7.8 months in adult patients. Median duration of response was not reached in either cohort. Pediatric and adult patients in the ReNeu trial also experienced statistically significant improvements from baseline in worst tumor pain severity, pain interference, and health-related quality of life, as assessed across multiple patient-reported outcome, or PRO, tools. Children and adults with NF1-PN in the ReNeu trial reported early, sustained, and clinically meaningful reductions in worst tumor pain severity and pain interference over the course of GOMEKLI treatment.

GOMEKLI exhibited a manageable safety and tolerability profile. The most common adverse events (>25%) reported in adult patients receiving GOMEKLI were rash, diarrhea, nausea, musculoskeletal pain, vomiting, and fatigue; in pediatric patients, the most common adverse events (>25%) were rash, diarrhea, musculoskeletal pain, abdominal pain, vomiting, headache, paronychia, left ventricular dysfunction, and nausea. Warnings & Precautions include ocular toxicity, left ventricular dysfunction, dermatological adverse reactions, and embryo-fetal toxicity.

GOMEKLI is the first and only FDA-approved treatment indicated for both adult and pediatric patients with NF1-PN. We believe that GOMEKLI represents a differentiated and potentially best-in-class option for NF1-PN.

We are advancing a targeted launch strategy focused on positioning GOMEKLI as the standard of care for both adult and pediatric NF1-PN patients. To support commercialization of GOMEKLI, we have assembled a U.S. commercial field organization of 35 territory business managers plus regional business directors.

We are also seeking to expand the reach of GOMEKLI to additional geographies. In August 2024, we received validation for an MAA from the EMA for the treatment of adult and pediatric patients with NF1-PN. We expect to receive a regulatory decision on mirdametinib from the EC and launch our product, if approved, in 2025. Beyond the United States and Europe, we continue to evaluate additional territories in which to potentially bring GOMEKLI to the market.
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

We are evaluating mirdametinib for the treatment of solid tumors harboring other MAPK aberrations, including for the treatment of pediatric and young adult patients with low-grade gliomas, in an ongoing Phase 1/2 clinical trial being conducted by St. Jude Children’s Research Hospital. Data from the Phase 1 portion of the study were presented at the Society of Neuro-Oncology Annual Meeting in November 2024 and demonstrated encouraging clinical activity in patients with recurrent or progressive pediatric low-grade glioma. The Phase 2 portion of the study is ongoing and enrolling patients.

Brimarafenib (BGB-3245)

In June 2019, we announced the formation of MapKure, which is jointly owned by us and BeiGene. BeiGene licensed to MapKure exclusive rights to brimarafenib, a novel, investigational oral, selective small molecule inhibitor of monomeric and dimeric forms of activating BRAF mutations, including V600 BRAF mutations, non-V600 BRAF mutations and RAF fusions.

In February 2020, MapKure, BeiGene and SpringWorks announced the initiation of a Phase 1 dose-escalation and expansion clinical trial evaluating brimarafenib in adult patients with advanced or refractory solid tumors harboring specific genetic mutations that based on preclinical results were predicted to be sensitive to treatment with brimarafenib. In January 2025, following a review of emerging data from the brimarafenib monotherapy program, the MapKure joint steering committee, which includes SpringWorks, made the decision to wind down the Phase 1b dose expansion study as the objective response rate did not meet the pre-specified threshold for continued development. Complete data from the study is expected to be shared in the second half of 2025.

Efforts to develop brimarafenib in combination with mirdametinib for the treatment of solid tumors harboring MAPK aberrations were previously being pursued. Following a review of emerging data from the combination program, we and MapKure mutually elected to close the study.

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

Other pipeline programs

We intend to continue to build our portfolio with assets that have strong biological rationales and validated mechanisms of action. Our early-stage pipeline includes SW-682, an investigational oral, small molecule TEA Domain, or TEAD, inhibitor that we in-licensed from Katholieke Universiteit Leuven and the Flanders Institute for Biotechnology in 2021 and are evaluating in Hippo-mutant solid tumors. We believe TEAD inhibition represents an emerging approach for addressing multiple biomarker-defined cancers characterized by aberrant Hippo pathway signaling, which is genetically altered in up to 10% of cancers. In June 2024, we initiated a Phase 1a trial of SW-682, our TEAD inhibitor development candidate, in Hippo-mutant solid tumors; patient enrollment and dosing is ongoing.

Additionally, in January 2025, we announced an exclusive worldwide license agreement with Rappta Therapeutics Oy, or Rappta, pursuant to which we in-licensed a portfolio of novel small molecule activators of protein phosphatase 2a, or PP2A, complexes. The primary compound covered by the license agreement is SW-3431, formerly known as RPT04402, an investigational, potentially first-in-class, PP2A activator. Loss of PP2A activity has been described as a key oncogenic driver in aggressive subsets of uterine cancer where patients have very poor prognosis, including uterine serous carcinoma and uterine carcinosarcoma. We expect to file an IND for SW-3431 with the FDA by the end of 2025.

We are also pursuing development of discovery programs that represent potentially first-in-class and best-in-class product candidates designed to address tumors where no or limited treatment options exist.

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

Prior to the approval of OGSIVEO, treatment options for desmoid tumors were limited and often had low success rates. Historically, many desmoid tumors were treated with surgical resection. However, up to 77% of patients undergoing surgery will relapse depending on patient age, tumor location and tumor size. In recent years, desmoid tumor treatment guidelines have increasingly shifted towards recommending systemic treatment as the first-line intervention for desmoid tumors, instead of surgery, for most tumor locations. Systemic therapies have been used off-label to treat desmoid tumors, with varying degrees of activity and tolerability. These therapies include chemotherapeutic agents, such as liposomal doxorubicin and vinblastine/methotrexate, non-steroidal anti-inflammatory drugs, anti-hormonal therapies and tyrosine kinase inhibitors. Based on market research studies with feedback from over 400 physicians who manage patients with desmoid tumors, we believe that approximately 50% of patients receiving a locoregional intervention, such as surgery, or off-label systemic therapies will not have a satisfactory treatment outcome and will require subsequent treatment for their desmoid tumors. Additionally, we believe that up to 90% or more of patients will eventually receive an active intervention. Based on this market research, we estimate that, in any given year over the next decade, approximately 5,500 to 7,000 desmoid tumor patients will be actively managed in the United States. More recent analyses, including a review of International Classification of Diseases, Tenth Edition, or ICD-10, claims data between the introduction of desmoid tumor-specific ICD-10 codes in October 2023 and October 2024, reveals that there are approximately 11,000 desmoid tumor patients receiving physician care annually in the United States.

OGSIVEO is the first and only FDA-approved treatment indicated specifically for desmoid tumors. In December 2023, the NCCN Clinical Practice Guidelines in Oncology (NCCN Guidelines®) for Soft Tissue Sarcoma V.3.2023 were updated to recommend nirogacestat as an NCCN Category 1, Preferred treatment option for desmoid tumors. In June 2024, the Desmoid Tumor Working Group, or DTWG, published an updated review of the current management of desmoid tumors, which highlighted nirogacestat’s role as the first approved medicine for the disease and its incorporation into the desmoid tumor treatment algorithm.

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

NF1-PN

NF1 is a rare, autosomal dominant tumor predisposition disorder that arises from mutations in the NF1 gene, which encodes for neurofibromin, a key negative regulator of the MAPK pathway. NF1 is the most common form of neurofibromatosis, with an estimated global birth incidence of approximately one in 2,500 individuals. NF1 patients are at risk of developing plexiform neurofibromas, or PN, which are tumors that grow in an infiltrative pattern along the peripheral nerve sheath and that can cause severe disfigurement, pain and functional impairment; in rare cases, NF1-PN may be fatal. NF1-PN are most often diagnosed in the first two decades of life and can be confirmed using routine imaging techniques. These tumors are characterized by aggressive growth, which is typically more rapid during childhood. NF1-PN typically do not spontaneously regress. We estimate that there are approximately 100,000 patients living with NF1 and approximately 40,000 NF1-PN patients in the United States. Of these 40,000 NF1-PN patients, approximately 30,000 are adults who had no approved treatment option prior to the availability of GOMEKLI and 10,000 are pediatric patients who we believe may benefit from GOMEKLI’s differentiated profile.

On February 11, 2025, the FDA approved GOMEKLI (mirdametinib) for the treatment of adult and pediatric patients two years of age and older with NF1 who have symptomatic PN not amenable to complete resection. GOMEKLI is the first and only FDA-approved treatment for both adults and children with NF1-PN. Another MEK inhibitor, Koselugo (selumetinib), was approved by the FDA in April 2020 for the treatment of pediatric patients two years of age and older with NF1 who have symptomatic, inoperable PN. While surgical resection is another treatment option for NF1-PN patients, wide margins are required to resect the tumors, and this is an outcome that can rarely be achieved in NF1-PN patients. Off-label systemic treatments, such as chemotherapy and immunotherapy, are also used to treat NF1-PN, but have not been shown to consistently confer a clinical benefit.

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

Patients with mutations and aberrations in the MAPK pathway represent a substantial unmet clinical need owing to a lack of approved therapies. Such tumors include malignant cancers driven by NF1 mutations, such as malignant peripheral nerve sheath tumors, or MPNST, and pediatric low-grade glioma.

We are aware of a limited number of approved therapies for the treatment of solid tumors with specific MAPK mutations. These approved treatments are limited for use only in subsets of patients with specific mutation types (for example, BRAF V600) and address just a fraction of all patients with MAPK mutations.

Hippo-mutant solid tumors

The Hippo pathway is altered in up to 10% of human cancers, leading to yes-associated protein, or YAP, activation and aberrant pathway signaling. Hippo pathway dysregulation has been implicated in multiple cancer types, including NF2 schwannoma, epithelioid hemangioendothelioma, or EHE, sarcomas, and subsets of mesothelioma, non-small cell lung cancer, head and neck cancer, and kidney cancer.

The TEAD family is the terminal component of the Hippo pathway. Inhibiting TEAD palmitoylation results in Hippo signaling arrest, which leads to anticancer activity in tumors dependent on the pathway for proliferation and survival. As such, we believe patients suffering from Hippo-mutant cancers can benefit from TEAD inhibition.

We are aware of a limited number of clinical and preclinical development candidates for the treatment of Hippo-mutant solid tumors. We are not aware of any TEAD inhibitors that have been approved by the FDA for Hippo-mutant solid tumors to date.

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

We are required to pay Pfizer up to an aggregate of $232.5 million upon achievement of certain commercial milestone events, of which $16.3 million has been achieved and paid to date. We also pay Pfizer tiered royalties on sales of nirogacestat at percentages ranging from the mid-single digits to the low 20s, that may be subject to deductions for expiration of valid claims, amounts due under third-party licenses and generic competition.
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

We are required to pay Pfizer up to an aggregate of $229.8 million upon achievement of certain commercial milestone events. One such milestone event was achieved upon the first commercial sale of GOMEKLI in February 2025, and the related milestone payment of $6.0 million will be due to Pfizer in the third quarter of 2025.
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

In the fourth quarter of 2024, following an interim analysis of the combination of lifirafenib and mirdametinib in the expansion cohort comprised of advanced solid tumor patients harboring neuroblastoma RAS viral oncogene homolog, or NRAS, mutations, it was determined that the objective response rate did not meet the pre-specified threshold for continued development. As such, we and BeiGene have mutually decided to close the study. Wind-down activities and the termination of the BeiGene Collaboration Agreement are ongoing.
Clinical collaboration agreements related to nirogacestat and BCMA-directed therapy combination development

We have entered into several clinical trial collaboration and supply agreements with industry partners to evaluate nirogacestat in combination with BCMA-directed therapies of various modalities, including CAR T-cell therapies, bispecific antibodies and monoclonal antibodies, in patients with relapsed or refractory multiple myeloma, or RRMM.

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

PP2A activator portfolio license agreement

In January 2025, we announced an exclusive worldwide license agreement with Rappta Therapeutics Oy, or Rappta, pursuant to which we in-licensed a portfolio of novel small molecule activators of protein phosphatase 2a, or PP2A, complexes with potential applications in treating rare uterine cancers, such as uterine serous carcinoma and uterine carcinosarcoma. Under the terms of the agreement, we made an upfront payment of $13 million to Rappta in 2025. Rappta is also eligible to receive, in the aggregate, up to $75 million in development and regulatory milestones, up to $160 million in commercial milestones and tiered single-digit percentage royalties based on any future net sales of products developed based on the in-licensed technology.
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
We have exclusive licenses under the Nirogacestat License Agreement to patent rights in the United States and numerous foreign jurisdictions relating to nirogacestat. In addition, we have developed and exclusively own a portfolio of granted and pending patents in the United States and foreign jurisdictions. In the United States, we have numerous issued patents protecting nirogacestat with the latest expiring in 2043. Orphan drug exclusivity has been granted by the FDA and provides seven years of marketing exclusivity in the United States. If we are successful in obtaining regulatory approval of nirogacestat for the treatment of desmoid tumors in Europe we expect to rely on orphan drug exclusivity, which grants 10 years of marketing exclusivity. See “License and collaboration agreements—Pfizer license agreements” above for additional information on our rights under the Nirogacestat License Agreement. Nirogacestat was granted Orphan drug exclusivity in the United States for the treatment of desmoid tumors and received Orphan designation from the EC for the treatment of soft tissue sarcoma.
We have exclusive licenses under the Mirdametinib License Agreement to patent rights in the United States and numerous foreign jurisdictions relating to mirdametinib. In addition, we have developed and exclusively own a portfolio of granted and pending patents in the United States and foreign jurisdictions. In the United States, we have several issued patents protecting mirdametinib with the latest expiring in 2044. If we are successful in obtaining regulatory approval of mirdametinib for the treatment of NF1, we expect to rely on orphan drug exclusivity, which grants seven years of marketing exclusivity in the United States and 10 years of marketing exclusivity in Europe. See “License and collaboration agreements—Pfizer license agreements” above for additional information on our rights under the Mirdametinib License Agreement. The FDA has granted mirdametinib Orphan Drug designation for NF1-PN, and the EC has granted mirdametinib Orphan designation for NF1.

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
Manufacturing
We rely on third parties to manufacture all of our requirements of drug substance and drug product. We have entered into agreements with contract manufacturing organizations, or CMOs, to produce drug substance and drug product for the nirogacestat, mirdametinib and TEAD programs. We require all of our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We currently rely on these CMOs for scale-up and process development work and to produce sufficient quantities of our product candidates for use in preclinical studies, clinical trials and commercial distribution requirements. We anticipate that these CMOs will have the capacity to support both clinical supply and commercial-scale production. We have entered into agreements for the commercial supply of drug substance and finished product for both nirogacestat and mirdametinib. We will seek to enter into additional CMO arrangements, including potentially for back-up sources of supply, as needed.
Commercial operations

To support commercialization of OGSIVEO, we maintain a U.S. commercial sales team of 34 territory business managers as well as regional business directors.

To support commercialization of GOMEKLI, we have assembled a U.S. commercial sales team of 35 territory business managers as well as regional business directors.

Many desmoid tumor and NF1-PN patients in the United States are managed by specialist physicians, including oncologists, medical geneticists and neurologists, and therefore we believe these care teams can be reached with targeted sales forces.
Customers

We are currently approved to sell OGSIVEO for the treatment of progressing desmoid tumors in adult patients who require systemic treatment and GOMEKLI for the treatment of adult and pediatric patients two years of age and older with NF1 who have symptomatic PN not amenable to complete resection in the U.S. market. We distribute OGSIVEO and GOMEKLI principally through third party specialty drug distributors and specialty pharmacies. We currently do not have and do not expect to have a disproportionate concentration with any one of these distributors and we expect our sales volume to be relatively evenly distributed across these distributors.
Competition

The pharmaceutical industry is characterized by rapid evolution of technologies and intense competition. While we believe that our approved products, product candidates, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

OGSIVEO, GOMEKLI and any other product candidates that we successfully develop and commercialize will compete with approved treatment options, including off-label therapies, and new therapies that may become available in the future. Key considerations that would impact our ability to effectively compete with other therapies include the efficacy, safety, method of administration, cost, level of promotional activity and intellectual property protection of our products. Many of the companies against which we may compete have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products.
OGSIVEO in desmoid tumors
OGSIVEO is the first and currently only FDA-approved therapy for desmoid tumors, with approval received on November 27, 2023. We are aware that other companies are, or may be, developing products for this indication, including, but not limited to, Bayer Corporation, Eisai Co., LTD., Immunome, Inc., Iterion Therapeutics, Inc, MedPacto, Inc., and Parabilis Medicines, Inc. We are also aware of several therapies, some of which are generic, that are used off-label for the treatment of desmoid tumors. These therapies include chemotherapeutic agents, such as liposomal doxorubicin and vinblastine/methotrexate, non-steroidal anti-inflammatory drugs, anti-hormonal therapies and tyrosine kinase inhibitors, such as sorafenib, imatinib and pazopanib.

Mirdametinib in NF1-PN
GOMEKLI is the first and currently only FDA-approved therapy for adult patients with NF1-PN, with approval received on February 11, 2025. GOMEKLI was also approved for pediatric NF1-PN; AstraZeneca PLC’s Koselugo is currently the only other therapy approved by the FDA in this patient population. We are aware that other companies are, or may be, developing products for NF1-PN, including, but not limited to, Array BioPharma Inc. (a subsidiary of Pfizer), Chia Tai Tianqing Pharmaceutical Group Co., LTD, Healx Ltd., Infixion Bioscience, Inc., NFlection Therapeutics, Inc., Novartis International AG, Pasithea Therapeutics Corp., Shanghai Fosun Pharmaceutical (Group) Co., Ltd, and Shanghai Kechow Pharma, Inc. We are also aware of several therapies, some of which are generic, that are used off-label for the treatment of NF1-PN. These therapies include radiotherapy and various systemic treatments, such as chemotherapy and immunotherapy.
Mirdametinib and brimarafenib in MAPK-aberrant cancers
We are aware that other companies are or may be developing products targeting MAPK aberrations for the treatment of solid tumors, including, but not limited to, those from Amgen Inc., AstraZeneca PLC, Black Diamond Therapeutics, Inc., Boehringer Ingelheim International GmbH, Chugai Pharmaceutical Co Ltd, Day One Biopharmaceuticals, Inc., Eli Lilly and Company, Erasca, Inc., F. Hoffmann-La Roche Ltd., Fore Biotherapeutics Inc., Hanmi Pharmaceutical Co., Ltd., Ikena Oncology, Inc. Merck & Co., Inc., Mirati Therapeutics, Inc. (a subsidiary of Bristol-Myers Squibb Company), Moderna Inc., Novartis International AG, Pfizer, Pierre-Fabre Laboratories, Revolution Medicines, Inc., TheRas, Inc., and Verastem, Inc. There may be additional companies with programs suitable for addressing these patient populations that could be competitive with our efforts but that have not yet disclosed specific clinical development plans.
TEAD inhibitor program
We are aware of other TEAD palmitoylation inhibitors in early-stage development, including, but not limited to, product candidates from AstraZeneca PLC, Bayer Corporation, Beactica Therapeutics AB, Betta Pharmaceuticals Co., Ltd., Dong-A ST Co., Ltd., ETERN Therapeutics Co., Ltd., Genentech, Inc., Hanmi Pharmaceutical Co., Ltd., Insilico Medicine, Inventiva S.A., Novartis International AG, Opna Bio SA, Orion Pharma Ltd., Sporos BioDiscovery, Inc., and Vivace Therapeutics, Inc.
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

Pursuant to the 21st Century Cures Act, the manufacturer of an investigational drug for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access. This requirement applies on the later of 60 days after the date of enactment or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug. After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently $4,310,002 for fiscal year 2025, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees for eligible products, which are currently $403,889, per eligible product for fiscal year 2025.
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
Rare Pediatric Disease designation and priority review vouchers
Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics for the prevention and treatment of rare pediatric diseases. A “rare pediatric disease” is defined to include a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States, or affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for such disease or condition will be recovered from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA. If a PRV is received, it may be sold or transferred an unlimited number of times. The FDA’s rare pediatric disease priority voucher program began to sunset on December 20, 2024, on failure to pass a continuing resolution package that included its reauthorization. Under the amended statutory sunset provisions, after December 20, 2024, the FDA may award a PRV for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease PRVs. Congress may vote to reauthorize this program, but its future remains unknown at this time.
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
In addition, the Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs and biologics distributed in the United States. The law’s requirements include the quarantine and prompt investigation of a suspect product, to determine if it is illegitimate, notifying trading partners and the FDA of any illegitimate product, and compliance with product tracking and tracing requirements. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that culminated in November 2023. The FDA established a one-year stabilization period until November 2024 for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. In late 2024, the FDA announced it is allowing a further exemption period for eligible trading partners who have successfully completed or made documented efforts to complete data connections with their immediate trading partners, but still face challenges exchanging data. The exemption period for eligible manufacturers and repackagers now extends until May 27, 2025.
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
From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidances, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.
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
In April 2014, the Clinical Trials Regulation, (EU) No 536/2014 was adopted, and it came into effect on January 31, 2022, repealing the Clinical Trials Directive 2001/20/EC. The Clinical Trials Regulation is directly applicable in all the EU Member States meaning no national implementing legislation in each EU Member State is required. The transitory provisions of the Clinical Trials Regulation provide that all ongoing clinical trials previously authorized under the Directive must have transitioned to the Clinical Trials Regulation by January 31, 2025.
The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of such Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the concerned EU Member State, however, overall related timelines are defined by the Clinical Trials Regulation.
To obtain a marketing authorization of a product in the EU, we may submit MAAs, either under the centralized procedure or a national authorization procedure.
Centralized procedure
The centralized procedure provides for the grant of a single marketing authorization by the EC following a favorable opinion by the EMA that is valid in all EU Member States, as well as in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products with a new active substance indicted for other diseases, or products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA, is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee of Medicinal Products for Human Use, or the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.
National authorization procedures
There are also two other possible routes to authorize medicinal products in several EU Member States, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:
•Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU Member State of medicinal products that have not yet been authorized in any EU Member State and that do not fall within the mandatory scope of the centralized procedure.
•Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU Member States in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

Under the above described procedures, before granting a marketing authorization, the EMA or the competent authorities of the EU Member States make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
EU regulatory exclusivity
In the EU, new products authorized for marketing (i.e., reference products) on the basis of a complete independent data package may qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the EU for a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies in such indication(s).
EU orphan designation and exclusivity
The criteria for designating an orphan medicinal product in the EU, are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan product if (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, is unlikely to generate sufficient return in the EU to justify the necessary investment in its development; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved orphan indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the MAA is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following the grant of a marketing authorization. During this market exclusivity period, neither the EMA nor the EC nor any of the competent authorities in the EU Members States can accept an application or grant a marketing authorization for a “similar medicinal product” for the same therapeutic indication. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar medicinal product for the same indication as an authorized orphan product at any time if:
•the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior than the authorized orphan product;
•the marketing authorization holder for the authorized orphan product consents to a second medicinal product application; or
•the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.
EU pediatric investigation plan
In the EU, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or the PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which a marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate extension, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available (but no extension to any SPC). This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
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

Reform of the regulatory framework in the European Union

The EC introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The EC has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the EC’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.
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
In the United States, to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, CMS issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.
Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance.
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
United States data collection

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
For example, California’s Consumer Privacy Act, or CCPA, which went into effect in January 2020, provided broad rights to California consumers with respect to the collection and use of their personal information and imposed data protection obligations on certain businesses. While the CCPA does not apply to protected health information that is subject to HIPAA or personal information collected, used or disclosed in research, as defined by federal law, the CCPA may still affect our business activities. Moreover, the California Privacy Rights Act, or CPRA, went into effect in January 2023 and amended the CCPA to include new consumer rights and additional data protection obligations. With the promulgation of final regulations, the California State Attorney General has commenced enforcement actions against CCPA violators. Moreover, similar laws have been passed and proposed in numerous other states. Such legislation, both current and proposed, will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act went into effect on March 31, 2024 and regulates the collection and sharing of health information. The Washington law also includes a private right of action, which further increases relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically.
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
European data collection
The collection and use of personal health data in or arising from the EU are governed by the provisions of the General Data Protection Regulation, or EU GDPR and in the UK is governed by the EU GDPR in such form as incorporated into the laws of the United Kingdom (“UK GDPR”, collectively with EU GDPR referred to as “GDPR”). GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the EEA or the UK, including to the United States, providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, strict rules on transfers of personal data outside the EEA to countries like the US, responding to individuals’ requests to exercise their rights in respect of their personal data, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments, and record-keeping. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in fines (of up to 20,000,000 Euros (£17.5 million for UK) or up to 4% of total worldwide annual turnover, whichever is greater) and other administrative penalties. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, including in respect of clinical trials, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.
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
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. President Biden issued multiple executive orders that sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that included a proposed prescription drug pricing model that would test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Trump administration may reverse or otherwise change these measures, Congress has indicated that they will continue to seek new legislative measures to control drug costs.
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
Human capital
As of December 31, 2024, we had 368 full-time employees, of whom, 140 focus on driving forward research and development programs, 133 focus on commercial operations and 95 provide strategic business development, finance and other technical expertise, as well as general and administrative services. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We expect moderate headcount growth to continue for the foreseeable future, particularly as we continue to develop our products and commercialization capabilities.
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
Risks related to our research and development and commercialization
•Our business depends heavily on our ability to successfully commercialize OGSIVEO and GOMEKLI in the United States and in other jurisdictions where we may obtain marketing approval, including Europe. There is no assurance that our commercialization efforts with respect to OGSIVEO or GOMEKLI will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
•We have limited experience as a commercial company and the sales, marketing, and distribution of OGSIVEO, GOMEKLI, or any future approved products may be unsuccessful or less successful than anticipated.
•Our business is highly dependent on the successful commercialization of OGSIVEO and GOMEKLI and development of our current product candidates. If we are unable to successfully commercialize OGSIVEO or GOMEKLI or successfully complete clinical development of, obtain regulatory approval for, or commercialize, our product candidates, or if we experience delays in doing so, our business will be materially harmed.
•We were not involved in the early development of our lead products or in the development of third-party agents being developed in combination with our product candidates; therefore, we are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical and clinical trials for our products and product candidates.
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
•The target patient populations of OGSIVEO for the treatment of desmoid tumors and GOMEKLI for the treatment of NF1-PN are small and have not been definitively determined, and if our estimates of the number of treatable patients is lower than expected, our potential revenues from sales of OGSIVEO or of GOMEKLI and our ability to achieve profitability would be compromised.
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
•Despite having entered into commercial manufacturing and supply agreements related to the supply of active pharmaceutical ingredient and finished drug product for both nirogacestat and mirdametinib, we have limited experience manufacturing on a commercial scale, and we have not yet entered into commercial supply arrangements with respect to our other product candidates, and we rely on third parties to produce and process quantities of our FDA-approved products, OGSIVEO and GOMEKLI, and we expect to rely on third parties to produce and process commercial quantities of OGSIVEO and GOMEKLI and our product candidates, if approved.

•We are dependent on a small number of suppliers for some of the materials used to manufacture our product candidates, and on a limited number of qualified active ingredient manufacturers for the commercial supply of OGSIVEO, GOMEKLI and each of our other product candidates.
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
Risks related to our intellectual property
•We depend on intellectual property licensed from third parties, including from Pfizer for our lead product candidates, and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
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
•A portion of our manufacturing of our lead products takes place in China, with additional capacity sourced from India, through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest could materially adversely affect our business, financial condition and results of operations.
•The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
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
Risks related to our financial position and need for additional capital
•We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses until we reach profitability, which we currently anticipate to be in the first half of 2026. We may not be able to reach profitability in the first half of 2026 if we cannot continue to effectively commercialize OGSIVEO or effectively commercialize GOMEKLI.
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

Company-specific material risk factors
Risks related to our research and development and commercialization
Our business depends heavily on our ability to successfully commercialize OGSIVEO and GOMEKLI in the United States and in other jurisdictions where we may obtain marketing approval, including Europe. There is no assurance that our commercialization efforts with respect to OGSIVEO or GOMEKLI will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
In November 2023, OGSIVEO (nirogacestat) was approved by the FDA for the treatment of adult patients with progressing desmoid tumors who require systemic treatment, and in February 2025, GOMEKLI (mirdametinib) was approved by the FDA for the treatment of adult and pediatric patients two years of age and older with neurofibromatosis type 1, or NF1, who have symptomatic plexiform neurofibromas, or PN, not amenable to complete resection. Our business currently depends heavily on our ability to successfully commercialize OGSIVEO and GOMEKLI in the United States and in other jurisdictions where we may obtain marketing approval, including Europe. We may never be able to successfully commercialize our products or meet our expectations with respect to revenues. We have limited commercialization experience with OGSIVEO and we are only now commencing our commercialization of GOMEKLI. We have never marketed, sold, or distributed for commercial use any other products, nor have we marketed, sold or distributed for commercial use any product in any other market outside of the United States. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of OGSIVEO or GOMEKLI in the United States, or that we have begun building in Europe, will be sufficient for us to achieve success at the levels we expect.
We may encounter issues and challenges in commercializing OGSIVEO and GOMEKLI and generating substantial revenues. We may also encounter challenges related to reimbursement of OGSIVEO or GOMEKLI, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering OGSIVEO or GOMEKLI, respectively. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. We may face other limitations or issues related to the price of OGSIVEO or GOMEKLI. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes. Other factors that may hinder our ability to successfully commercialize OGSIVEO, GOMEKLI, or any of our future approved drugs, and generate substantial revenues, include:
•the acceptance of OGSIVEO and GOMEKLI by patients and the medical community;
•the ability of our third-party manufacturer(s) to manufacture commercial supplies of OGSIVEO and GOMEKLI at acceptable costs, to remain in good standing with regulatory agencies, and to maintain commercially viable manufacturing processes that are, to the extent required, compliant with cGMP regulations;
•our ability to remain compliant with laws and regulations that apply to us and our commercial activities;
•FDA-mandated package insert requirements and successful completion of any related FDA post-marketing requirements;
•the actual market size for OGSIVEO or GOMEKLI, respectively, which may be different than expected;
•the length of time that patients who are prescribed our drug remain on treatment;
•our ability to obtain marketing approval for OGSIVEO and GOMEKLI in Europe;
•the sufficiency of our drug supply to meet commercial and clinical demands which could be negatively impacted if our projections regarding the potential number of patients are inaccurate, we are subject to unanticipated regulatory requirements, or our current drug supply is destroyed, or negatively impacted at our manufacturing sites, storage sites, or in transit;
•our ability to effectively compete with other therapies that may emerge for desmoid tumors; and
•our ability to maintain, enforce, and defend third party challenges to our intellectual property rights in and to OGSIVEO and GOMEKLI.
Any of these issues could impair our ability to successfully commercialize our product or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition, and prospects. There is no guarantee that we will be successful in our commercialization efforts with respect to OGSIVEO or our launch or commercialization efforts with respect to GOMEKLI. We may also experience significant fluctuations in sales of OGSIVEO or GOMEKLI from period to period and, ultimately, we may never generate sufficient revenues from OGSIVEO and GOMEKLI to reach or maintain profitability or sustain our anticipated levels of operations. Any inability on our part to successfully commercialize OGSIVEO or GOMEKLI in the United States, and any other international markets where it may subsequently be approved, including Europe, or any significant delay, could have a material adverse impact on our ability to execute upon our business strategy.

We have limited experience as a commercial company and the sales, marketing, and distribution of OGSIVEO, GOMEKLI, or any future approved products may be unsuccessful or less successful than anticipated.
We began commercialization of OGSIVEO in November 2023 and have just commenced the commercial launch of GOMEKLI in February 2025. As a company, we had no prior experience commercializing a product. The success of our commercialization efforts for GOMEKLI and any future approved products is difficult to predict and subject to the effective execution of our business plan, including, among other things, the continued development of our internal sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the development and management of such capabilities.
For example, we have expanded in areas to support commercialization, including in sales management, sales representatives, marketing, access and reimbursement, sales support, and distribution. There are significant expenses and risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain, and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of these capabilities could delay or negatively affect the success of our commercialization efforts and our business. For example, the commercialization of OGSIVEO and GOMEKLI may not develop as planned or anticipated, which may require us to, among others, adjust or amend our business plan and incur significant expenses.
Further, given our lack of experience commercializing products, we do not have a track record of successfully executing on the commercialization of an approved product. If we are unsuccessful in accomplishing our objectives and executing on our business plan, or if the commercialization of OGSIVEO and GOMEKLI or any future approved products does not develop as planned, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry.
Our business is highly dependent on the successful commercialization of OGSIVEO and GOMEKLI and development of our current product candidates. If we are unable to successfully commercialize OGSIVEO or GOMEKLI or successfully complete clinical development of, obtain regulatory approval for, or commercialize, our product candidates, or if we experience delays in doing so, our business will be materially harmed.
Our future success and ability to generate revenue from our product candidates is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more product candidates. We currently have two products approved for commercial sale and a portfolio of product candidates in various stages of development. Our product candidates that are in earlier stages of development and will require substantial additional investment for preclinical development, clinical development, regulatory review and approval in one or more jurisdictions.
In November 2023, the FDA approved OGSIVEO (nirogacestat) for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. In February 2025, the FDA approved GOMEKLI (mirdametinib) for the treatment of adults and pediatric patients two years of age and older with neurofibromatosis type 1, or NF1, who have symptomatic plexiform neurofibromas, or PN, not amenable to complete resection. We are also exploring nirogacestat and mirdametinib in additional indications. If nirogacestat or mirdametinib for additional indications, or any of our other product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and ability to obtain regulatory approval for, or commercialize, additional indications or product candidates would be significantly harmed.
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
We were not involved in the early development of our lead products or in the development of third-party agents being developed in combination with our product candidates; therefore, we are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical and clinical trials for our products and product candidates.
We had no involvement with or control over the initial preclinical and clinical development of any of our lead products or third-party agents being developed in combination with our product candidates. We are dependent on third parties having conducted their research and development in accordance with the applicable protocols and legal, regulatory and scientific standards; having accurately reported the results of all preclinical studies and clinical trials conducted with respect to such products and product candidates; and having correctly collected and interpreted the data from these trials. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of our products and product candidates will be adversely affected.
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

From time to time, we may publicly disclose interim topline or preliminary data from our clinical trials. Interim updates are based on a preliminary analysis of then-available data, and the data and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, any topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim topline or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim topline or preliminary data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, interim data may not be predictive of the final results of the same study or the results of ongoing or future studies. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.
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
We intend to develop nirogacestat and mirdametinib, and likely other future product candidates, in combination with one or more other approved or unapproved rational therapies to treat cancer or other diseases. For example, we are currently evaluating nirogacestat in combination with several BCMA-directed therapies across modalities through our collaborations with industry leaders developing such therapies.

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
We may encounter difficulties enrolling subjects in our clinical trials for our product candidates due, in part, to the small size of rare disease patient populations. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. In addition, we may face difficulty with enrollment due to physician or patient perception of an adverse tolerability profile.
Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.
The target patient populations of OGSIVEO for the treatment of desmoid tumors and GOMEKLI for the treatment of NF1-PN are small and have not been definitively determined, and if our estimates of the number of treatable patients is lower than expected, our potential revenues from sales of OGSIVEO or of GOMEKLI and our ability to achieve profitability would be compromised.
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
Notwithstanding the marketing approval of OGSIVEO, GOMEKLI, and any other product candidates, such products may fail to gain sufficient market acceptance by physicians, patients, third-party payers, and others in the medical community. If OGSIVEO, GOMEKLI, or our other product candidates do not achieve an adequate level of acceptance, we may not generate adequate product revenue or become profitable. The degree of market acceptance will depend on a number of factors, including but not limited to:
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
We cannot assure you that OGSIVEO, GOMEKLI, or our current or future product candidates, if approved, will achieve market acceptance among physicians, patients, third-party payers, or others in the medical community necessary for commercial success. Any failure by OGSIVEO, GOMEKLI, or such other product candidates that obtain regulatory approval to achieve market acceptance or commercial success would harm our results of operations.
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
Despite having entered into commercial manufacturing and supply agreements related to the supply of active pharmaceutical ingredient and finished drug product for both nirogacestat and mirdametinib, we have limited experience manufacturing on a commercial scale, and we have not yet entered into commercial supply arrangements with respect to our other product candidates, and we rely on third parties to produce and process quantities of our FDA-approved products, OGSIVEO and GOMEKLI, and we expect to rely on third parties to produce and process commercial quantities of OGSIVEO and GOMEKLI and our product candidates, if approved.
We expect to continue to rely on third-party manufacturers for our commercial requirements of OGSIVEO and GOMEKLI, and if we receive regulatory approval for other product candidates. We have only limited manufacturing and supply agreements in place with respect to our product candidates. Although we have agreements for the commercial supply of active pharmaceutical ingredient and finished products for nirogacestat and mirdametinib, our supply arrangements for our other product candidates are limited to non-commercial, development-stage manufacturing and supply. As a result, we do not yet have long-term supply arrangements with respect to such other product candidates. To the extent that we enter into future manufacturing arrangements with third parties for commercial supply of our product candidates, if approved, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance.

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
We are dependent on a small number of suppliers for some of the materials used to manufacture our product candidates, and on a limited number of qualified active ingredient manufacturers for the commercial supply of OGSIVEO, GOMEKLI and each of our lead product candidates.
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
We are a party to license agreements pursuant to which we in-license key patents for our product candidates. At the time we began our operations in August 2017, we entered into four license agreements with Pfizer, three of which remain in effect, including a license agreement for each of our lead product candidates, nirogacestat and mirdametinib, both of which agreements were amended and restated in 2019. In addition, in 2021, we entered into a license for our TEAD inhibitor program with Katholieke Universiteit Leuven and the Flanders Institute for Biotechnology, as well as an in-licensed portfolio of novel small molecule activators of protein phosphatase 2a, or PP2A, complexes with Rappta Therapeutics Oy. Each of our existing licenses imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. While we assigned the Pfizer license agreement covering our FAAH inhibitor program in connection with the sale of that program to Jazz Pharmaceuticals Ireland Limited, or Jazz, in October 2020, there can be no assurance that Jazz will comply with the terms of such license, which could result in its termination and our inability to recover that asset as a remedy for a potential material breach of Jazz’s obligations to us in connection with such sale.
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
In January 2024, the FDA granted Orphan Exclusivity to nirogacestat for the treatment of desmoid tumors and in September 2019, the European Commission, or EC, granted nirogacestat Orphan designation for the treatment of soft tissue sarcoma. In October 2018, the FDA granted Orphan Drug designation to mirdametinib for the treatment of NF1 and in July 2019 the EC granted mirdametinib Orphan designation for the treatment of NF1. We may seek Orphan Drug designations for nirogacestat and mirdametinib for other indications or for our other product candidates. There can be no assurances that we will be able to obtain such designations.
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
Further, even if we obtain orphan drug exclusivity in the United States for a product, that exclusivity may not effectively protect the product from competition because different drugs or therapeutic biologics with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug or therapeutic biologic with the same active moiety for the same condition if the FDA concludes that the later drug or therapeutic biologic is safer, more effective or makes a major contribution to patient care. In the EU, we could be prevented from marketing our products if a similar medicinal product is granted Orphan designation for the same indications that we are pursuing and obtains a marketing authorization before us. Once an orphan medicinal product is authorized, with a limited number of exceptions, neither the competent authorities of the EU member states or the EC are permitted to accept applications or grant marketing authorization for similar medicinal products to such orphan product with the same therapeutic indication. Marketing authorization could, however, be granted to a similar medicinal product with the same orphan indication if the latter product is safer, more effective or otherwise clinically superior to the original orphan medicinal product.

We have exclusive licenses under the Nirogacestat License Agreement to patent rights in the United States and numerous foreign jurisdictions relating to nirogacestat. In addition, we have developed and exclusively own a portfolio of granted and pending patents in the United States and foreign jurisdictions. In the United States, we have numerous issued patents protecting nirogacestat with the latest expiring in 2043. We have exclusive licenses under the Mirdametinib License Agreement to patent rights in the United States and numerous foreign jurisdictions relating to mirdametinib. In addition, we have developed and exclusively own a portfolio of granted and pending patents in the United States and foreign jurisdictions. In the United States, we have several issued patents protecting mirdametinib with the latest expiring in 2044. Notwithstanding the expected patent life, if orphan drug exclusivity does not protect these products from competition, our business and financial condition could be materially adversely affected. Orphan Drug designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug designation for our future product candidates, we may never receive such designations.
A portion of our manufacturing of our lead products takes place in China, with additional capacity sourced from India, through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest could materially adversely affect our business, financial condition and results of operations.
We currently contract manufacturing operations to third parties, and commercial quantities of OGSIVEO and GOMEKLI and clinical quantities of our product candidates are manufactured by these third parties outside the United States, including in China, with additional capacity sourced from India. We expect to continue to use such third-party manufacturers for such product candidates. Any disruption in production or inability of our manufacturers in those countries to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since certain of these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Legislative proposals have been previously introduced that, if enacted, would limit government contracting or renewals, loans, or grants with certain biotechnology service providers in China which, if extended more broadly to industry members, could create supply interruptions and require identification of new suppliers. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currencies in China and India. Future appreciation of the local currencies could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in such countries.
The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
Risks related to managing our business and operations
We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As of December 31, 2024, we had 368 full-time employees. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, clinical, manufacturing, medical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
Our current headquarters are located in Stamford, Connecticut. Our development operations are currently located at two facilities in Research Triangle Park, North Carolina. We currently outsource our manufacturing operations to third parties, and clinical and commercial quantities of our approved products and product candidates are manufactured by these third parties outside the United States, including in Canada, China, France, Germany and India. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions.
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
Risks related to our financial position and need for additional capital
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses until we reach profitability, which we currently anticipate to be in the first half of 2026. We may not be able to reach profitability in the first half of 2026 if we cannot continue to effectively commercialize OGSIVEO or effectively commercialize GOMEKLI.

We have incurred significant net losses in each reporting period since our inception. To date, we have financed our operations principally through equity financings. We have derived license and collaboration revenue from the nonrefundable upfront payment we received under the Jazz asset purchase and license agreement and limited deferred revenue from the non-exclusive license and collaboration agreement with GlaxoSmithKline. In November 2023, the FDA approved OGSIVEO (nirogacestat) for the treatment of adult patients with desmoid tumors and in February 2025, the FDA approved GOMEKLI (mirdametinib) for the treatment of adult and pediatric patients two years of age and older with NF1 who have symptomatic PN not amenable to complete resection. In December 2023, we began to generate revenue from sales of OGSIVEO in the United States and in February 2025, we began to generate revenue from sales of GOMEKLI in the United States. We continue to incur significant research and development and selling, general and administrative expenses related to our ongoing operations, including expenses incurred in connection with the commercialization of OGSIVEO and the launch and commercialization of GOMEKLI. As a result, we are not profitable and have incurred losses in each annual period since our inception. Our net losses were $258.1 million, $325.1 million and $277.4 million for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. As of December 31, 2024 and December 31, 2023, we had an accumulated deficit of $1.2 billion and $895.0 million, respectively. We expect to continue to incur net losses in the near future, and we expect to continue to incur significant expenses for the foreseeable future as we continue our research and development of, seek regulatory approvals for, and prepare for commercialization of, our product candidates, including our lead product candidates, nirogacestat and mirdametinib, and any future product candidates.
We anticipate that our expenses will increase substantially if, and as, we:
•launch, promote and support commercialization of OGSIVEO and GOMEKLI;
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

To become and remain profitable, we or any potential future collaborators must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, obtaining reimbursement approval, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do not continue to effectively commercialize OGSIVEO or effectively commercialize GOMEKLI, we will not be able to execute our business plan and may not be able to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. Additionally, our revenues, market share and/or other indicators of market acceptance of OGSIVEO or GOMEKLI do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline. A decline in the value of our company also could cause stockholders to lose all or part of their investment.
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
Although we received FDA approval for OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment in November 2023 and recently received FDA approval of GOMEKLI for the treatment of adult and pediatric patients two years of age and older with NF1 who have symptomatic PN not amenable to complete resection, these are our only products approved for commercial sale. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, or other known or unknown factors and risks that may be infrequent or unique.

In addition, we are transitioning from a company with a development focus to a company supporting commercial activities and may not be successful in such a transition.
We may require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of our product candidates.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to launch, promote and support commercialization of OGSIVEO, support the launch and commercialization of GOMEKLI, to conduct further research and development and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any additional products for which we receive regulatory approval. As of December 31, 2024, we had $461.9 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development and obtain regulatory approval of our product candidates, particularly if our expectation to achieve profitability in the first half of 2026 is incorrect. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.
Our future funding requirements will depend on many factors, including, but not limited to:
•costs to launch, promote and support commercialization of OGSIVEO and GOMEKLI, and the level of commercial success achieved by OGSIVEO and GOMEKLI;
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
Our executive officers, directors and their affiliates and holders of more than 5% of our common stock beneficially hold, in the aggregate, as of December 31, 2024, approximately 38.0% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are in their best interest as one of our stockholders.
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
We do not know whether any of our ongoing or planned clinical trials, including trials for our combination therapies using nirogacestat, will be completed on schedule, if at all, or, in some cases, whether such clinical trials will begin.
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
•we may elect to, or regulators, IRBs or ethics committees may require, that we or our investigators suspend or terminate clinical research or trials for various reasons, including non-compliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
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
For any product candidates we develop where earlier clinical trials were conducted by third parties, we will need to perform analytical and other tests to demonstrate that any new drug product material is comparable in all respects, including potency, to the product used in such earlier clinical trials. There is no assurance that any such product will pass the required comparability testing, that any other future third-party manufacturer that we engage will be successful in producing our product candidates or that any materials produced by any third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials used in prior clinical trials.
All of the above could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.
Although we were successfully able to launch our first product, there is no guarantee an attempt to launch a second product will be as successful and we may not be able to successfully launch GOMEKLI, or any of our product candidates if approved. We may make changes as we work to optimize our manufacturing processes, but we cannot be sure that even minor changes in our processes will result in therapies that are safe, effective and approved for commercial sale.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
We face an inherent risk of product liability as a result of testing our product candidates in clinical trials and face an even greater risk of product liability with the launch of our approved products, OGSIVEO and GOMEKLI. For example, we may be sued if OGSIVEO, GOMEKLI or any of our products or product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of OGSIVEO, GOMEKLI or our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
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
Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is affected by the extent to which we have rights under valid and enforceable patents that cover these activities. If our patents expire, or we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. We have exclusive licenses under the Nirogacestat License Agreement to patent rights in the United States and numerous foreign jurisdictions relating to nirogacestat. In addition, we have developed and exclusively own a portfolio of granted and pending patents in the United States and foreign jurisdictions. In the United States, we have numerous issued patents protecting nirogacestat with the latest expiring in 2043. We have exclusive licenses under the Mirdametinib License Agreement to patent rights in the United States and numerous foreign jurisdictions relating to mirdametinib. In addition, we have developed and exclusively own a portfolio of granted and pending patents in the United States and foreign jurisdictions. In the United States, we have several issued patents protecting mirdametinib with the latest expiring in 2044. Our earliest patents may expire before, or soon after, either product candidate achieves marketing approval in the United States or foreign jurisdictions. We also intend to rely on orphan drug exclusivity to market our lead products. Once the patent life has expired, we may be open to competition from competitive products, including generics. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. The expiration of the patents covering our lead product candidates, and our inability to secure additional patent protection, could also have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.
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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even though the FDA granted marketing approval of OGSIVEO for the treatment of adults with progressing desmoid tumors requiring systemic therapy and marketing approval of GOMEKLI for the treatment of adult and pediatric patients two years of age and older with NF1 who have symptomatic PN not amenable to complete resection, the EMA or comparable foreign regulatory authorities must also approve the manufacturing, marketing and promotion of the product candidate in those countries, and we may be unable to obtain such additional approvals. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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
Our approved products and any product candidates which receive approval in the future are and will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-marketing information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.
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
The success of our approved products and product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. For more information, see the section titled “Business – Coverage, pricing and reimbursement” in this Form 10-K.
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

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. See “—Coverage and reimbursement may be limited or unavailable in certain market segments for our approved products and product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.”
These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.
In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This decision may result in more lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business, financial condition and results of operations could be negatively affected.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in the Medicaid Drug Rebate program, the 340B drug pricing program, and the VA’s FSS pricing program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.
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
We have received regulatory approval to market OGSIVEO for the treatment of adults with progressing desmoid tumors in adults requiring systemic therapy and regulatory approval to market GOMEKLI for the treatment of adult and pediatric patients two years of age and older with NF1 who have symptomatic PN not amenable to complete resection. We may only promote or market OSGIVEO, GOMEKLI, and our other product candidates, if approved by the FDA, for their specifically approved indications and in a manner consistent with the approved labeling. We will train our marketing and sales force against promoting our product candidates for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. Furthermore, the use of our products for indications other than those approved by the FDA may not effectively treat such conditions. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our products for any off-label uses, which could lead to product liability suits that that might require significant financial and management resources and that could harm our reputation. Additionally, the FDA imposes stringent restrictions on manufacturers’ communications regarding off-label uses and if we, or our collaborators, do not promote our products, if approved, in a manner consistent with the approved labeling, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the Federal Food, Drug, and Cosmetic Act and other statutes, including the FCA, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.
Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, global health concerns or significant leadership, personnel and policy changes, could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
We collect, store, process and transmit sensitive data, including legally protected health information, or PHI, personally identifiable information, intellectual property and proprietary business information. As we seek to expand our business, we are, and will increasingly become, subject to numerous state, federal and foreign laws, regulations and standards, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information in the jurisdictions in which we operate. In many cases, these laws, regulations and standards apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries and other parties with which we have commercial relationships. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that will materially and adversely affect our business, financial condition and results of operations. The regulatory framework for data privacy, data security and data transfers worldwide is rapidly evolving, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business, and as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Any failure or perceived failure by us to comply with any of these laws and regulations could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary for us to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. The California Consumer Privacy Act, or CCPA, created individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. Further, the California Privacy Rights Act, or CPRA amended the CCPA and created additional obligations with respect to processing and storing personal information. Similar laws have been passed and proposed in numerous other states and certain states have also passed laws specifically regulating health information (such as Washington’s My Health My Data Act) or other specific categories of personal information, such as biometric information. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with compliance.
In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal information, we may seek to conduct clinical trials in EEA/UK and may become subject to additional European data privacy laws, regulations and guidelines. Where we conduct clinical trials and enroll subjects in our ongoing or future clinical trials in the European Economic Area, or EEA or in the United Kingdom, or UK, we may be subject to European data protection regulations which include additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA and UK, including personal health data, is subject to the EU General Data Protection Regulation, or EU GDPR, with respect to the EEA and the UK General Data Protection Regulation and UK Data Protection Act 2018 with respect to the UK, or UK GDPR, and collectively with the EU GDPR referred to as the “GDPR” in this document unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing of special categories of personal data (such as health data), relying on a legal basis or condition for processing personal data, where required obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, conducting privacy impact assessments for “high risk” processing, implementing safeguards to protect the security and confidentiality of personal data, implementing limitations on the retention of personal data, providing mandatory notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA and UK to non-adequate territories, including the United States in certain circumstances unless derogation exists or a valid GDPR transfer mechanism (for example, the EC approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) have been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Failure to comply with the GDPR, and any supplemental EEA Member State or UK national data protection laws which may apply by virtue of the location of the individuals whose personal data we collect, may result in substantial penalties, including potential fines of up to €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenues for the preceding financial year, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increases our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and requires us to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR. The UK Government has introduced a Data Protection and Digital Information Bill to reform the UK data protection legal framework which failed in the UK legislative process. A new Data (Use and Access) Bill (“UK Bill”) has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the EC. Further, this may lead to additional compliance costs and could increase our overall risk. In addition, EEA Member States have adopted national laws which may partially deviate from the EU GDPR, and the competent authorities in the EEA Member States may interpret EU GDPR obligations slightly differently from country to country, such that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. The possible divergence in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and compliance cost to the handling of European personal data and our privacy and data security compliance.
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
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects.
The use of new and evolving technologies, such as artificial intelligence, in our business may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.
We may use and integrate artificial intelligence into our business processes, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — which has entered into force on August 1, 2024 and most provisions of which will become effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
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
Our ability to compete in the highly competitive biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Saqib Islam, our Chief Executive Officer, Frank Perier, our Chief Financial Officer, Bhavesh Ashar, our Chief Commercial Officer, Badreddin Edris, our Chief Operating Officer, James Cassidy, our Chief Medical Officer, Kristin Patterson, our Chief People Officer, Daniel Pichl, our General Counsel and Secretary, Herschel Weinstein, our Chief Technical Officer, Tai-An Lin, our Chief Scientific Officer, and Joe Zimmerman, our Chief Compliance and Privacy Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements for these individuals, could harm our business.
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
Our employees, independent contractors, consultants, academic collaborators, partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
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
As of December 31, 2024, we had federal, state and city net operating loss carryforwards of $581.2 million, $425.7 million and $3.8 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards generated 2018 through 2024 of $576.9 million will be limited to offset 80% of taxable income for an indefinite period of time, until fully utilized. Federal net operating loss carryforwards of $4.3 million reported in 2017, and the state and city net operating loss carryforwards expire at various dates beginning 2032. We also have federal tax credits of $36.0 million, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various dates beginning in 2038.
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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. In addition, regarding the current conflicts in the Ukraine and the Middle East, while we do not have any clinical trial sites or operations in the currently affected regions, if the current conflict expands further into the region or continues, resulting heightened economic sanctions from the United States and the international community, in addition to environmental regulations, could limit our ability to procure or use certain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and we have observed increased economic uncertainty in the United States and abroad.

Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Environmental, social and governance matters may impact our business and reputation.

In addition to the changing rules and regulations related to environmental, social and governance, or ESG, matters imposed by governmental and self-regulatory organizations, a variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase expectations related to ESG matters.

Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Furthermore, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals, including our previously announced commitments to reduce greenhouse gas emissions, within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected. In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity equity and inclusion, or DEI, initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in the Company facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.
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
The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and often unrelated or disproportionate to our financial performance, including limited trading volume. In addition to the factors discussed in this “Risk factors” section and elsewhere in this report, these factors include:
•our ability to commercialize OGSIVEO and GOMEKLI, including our ability to successfully establish and maintain commercial manufacturing and supply chains for OGSIVEO and GOMEKLI, and our expectations regarding the size and growth potential of the commercial markets for OGSIVEO and GOMEKLI;
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2024, we had 74,403,278 shares of common stock outstanding, of which 11,101 shares are restricted shares subject to future vesting.
As of December 31, 2024, approximately 38.0% of our shares of common stock are beneficially held by directors, executive officers and holders of more than 5% of our common stock and will be subject to certain limitations of Rule 144 under the Securities Act.
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

Cybersecurity Governance

Responsibility for cybersecurity risk management is driven by Company leadership who are responsible for communicating the requirements for vigilance and compliance throughout the organization. The cybersecurity program is led by our Vice President of Information Technology, or VP of IT, who reports to the Chief Financial Officer and has over 25 years of experience building, implementing and managing information systems, including the development and deployment of risk mitigation strategies for such systems. The VP of IT is a member of and works in conjunction with other leaders of the Company’s Cyber Governance Committee, which is responsible for oversight of the Company’s cybersecurity program. The Cyber Governance Committee comprises cross-functional members of management, and in addition to the VP of IT, includes the Company’s Chief Compliance Officer, Chief of Staff, VP, Corporate Counsel, and Chief Accounting Officer. Together, these individuals meet periodically to align cybersecurity and privacy strategy with business needs and risk appetite, monitor the execution of key cybersecurity initiatives, and serve as an escalation point for any related issues.

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
Item 2.    Properties

Our headquarters are located in Stamford, Connecticut, where we have leased approximately 24,000 square feet of office space under a lease that expires in April 2028, with two five-year renewal options or one ten-year renewal option. Various corporate functions including clinical development operations, our discovery lab and translational operations are based in Research Triangle Park in Durham, North Carolina, where we have leased approximately 22,352 square feet of office space under a lease that expires in 2029, with two five-year renewal options. We believe that our current and planned facilities are adequate to meet our needs for the foreseeable future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
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
Holders of our Common Stock
As of February 14, 2025, there were approximately 10 shareholders of record of our common stock.
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
The following graph shows the value of a $100 investment made in our common stock on December 31, 2019 through December 31, 2024, as compared to the value of $100 investments in each of the Standard & Poor’s 500 Index (S&P 500), the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

Comparison of Annual Cumulative Total Return
Assumes Initial Investment of $100
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
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
Overview

We are a commercial-stage biopharmaceutical company applying a precision medicine approach to developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. We have a differentiated portfolio of small molecule targeted oncology assets, including two approved products and several clinical and preclinical candidates at various stages of development, and are advancing programs in rare tumor types as well as highly prevalent, genetically defined cancers. Our strategic approach and operational excellence across research, translational science, and clinical development have enabled us to successfully launch two products, investigate additional product candidates across various clinical trials, and enter into multiple shared-value partnerships with industry leaders to expand our portfolio. From this foundation, we are continuing to build a differentiated, fully-integrated, commercial-stage biopharmaceutical company intensely focused on understanding patients and their diseases in order to develop transformative targeted medicines.
As described in Part I, Item 1. "Business," we currently have several product candidates in clinical development. Refer to Part I, Item 1. "Business" for a summary of our clinical programs.
On November 27, 2023, the United States Food and Drug Administration, or FDA, approved OGSIVEO for the treatment of adult patients with desmoid tumors who require systemic treatment. For the years ended December 31, 2024 and December 31, 2023, the Company generated $172.0 million and $5.4 million, respectively, in OGSIVEO net sales.

On February 11, 2025, the FDA approved GOMEKLI for the treatment of adult and pediatric patients two years of age and older with neurofibromatosis type 1, or NF1, who have symptomatic plexiform neurofibromas, or PN, not amenable to complete resection. We began commercializing and generating net sales from GOMEKLI in February 2025.

In February 2024, we received validation for our Marketing Authorization Application, or MAA, for nirogacestat for patients with desmoid tumors by the European Medicines Agency, or EMA. In August 2024, we received validation for our MAA for mirdametinib for patients with NF1-PN by the EMA. Regulatory reviews for each product are ongoing, with decisions and subsequent commercial launches expected in 2025.
On June 6, 2024, we received a notice of termination from GlaxoSmithKline Intellectual Property Development Ltd, or GSK, of the expanded global, non-exclusive license and collaboration agreement with GSK, or the GSK License Agreement, for nirogacestat in combination with either belantamab mafodotin (belamaf), or with any other cytotoxic antibody-drug conjugate targeting B-cell maturation antigen, or BCMA, derived from belantamab that is controlled by GSK, either alone as a combination therapy, or together with other pharmaceutical agents. In connection with such termination, we expect that GSK will continue the ongoing clinical trials under the GSK License Agreement that include nirogacestat in combination with low-dose belamaf in multiple myeloma until completed with respect to the patients currently enrolled in such trials. We will continue to support the completion of such trials with drug product supply and future publication efforts with respect to the data generated. No additional payment obligations on our part or any other material costs remain associated with the GSK License Agreement. The termination became effective on December 3, 2024.

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
On September 6, 2022, concurrent with the execution of the GSK License Agreement, we entered into a stock purchase agreement, or the Stock Purchase Agreement, with an affiliate of GSK, Glaxo Group Limited, or GGL, under which GGL purchased 2,050,819 shares of our common stock, par value $0.0001 per share, in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement.
On February 25, 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we were able to issue and sell shares of our common stock having aggregate offering proceeds of up to $200.0 million, or the Shares, from time to time through Cowen as our sales agent. In 2022, we sold 2,247,500 shares of Common Stock under this at-the-market offering program, or ATM Program, for gross proceeds of $69.7 million, less commissions of $1.9 million for net proceeds of $67.8 million.

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

We had cash, cash equivalents and available-for-sale marketable securities of $461.9 million and $662.6 million as of December 31, 2024 and December 31, 2023, respectively. Since inception, we have funded our operations primarily with proceeds from the sale of our securities including net proceeds of $67.8 million from the ATM Program in August 2022, gross proceeds of approximately $75.0 million from the Stock Purchase Agreement entered into concurrently with the GSK License Agreement in September 2022, net proceeds of $216.8 million from the Private Placement in September 2022, net proceeds of $299.3 million from follow-on financing in December 2023. Since the fourth quarter of 2023, we have also funded our operations with revenues generated from the commercialization of OGSIVEO. We believe that our cash, cash equivalents and available-for-sale marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report. We expect to continue to incur net losses in the near future, and we expect to continue to incur significant expenses for the foreseeable future.

Since inception, we have incurred significant operating losses. Our net losses were $258.1 million, $325.1 million, and $277.4 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. We had an accumulated deficit of $1.2 billion and $895.0 million as of December 31, 2024 and December 31, 2023, respectively. We expect to continue to incur net losses in the near future, and we expect to continue to incur significant expenses for the foreseeable future. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:
•commercialize OGSIVEO for the treatment of adult desmoid tumor patients in the United States and seek regulatory approval in other jurisdictions;
•commercialize GOMEKLI for the treatment of adult and pediatric patients with neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN, in the United States and seek regulatory approval in other jurisdictions;
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
In August 2017, we entered into a license agreement, or the Nirogacestat License Agreement, with Pfizer pursuant to which we acquired exclusive worldwide rights to nirogacestat. We subsequently amended the Nirogacestat License Agreement in July of 2019 with regard to certain provisions relating to intellectual property. Pursuant to the Nirogacestat License Agreement, as amended, we are required to pay Pfizer payments of up to an aggregate of $232.5 million upon achievement of certain commercial milestone events, of which $16.3 million has been achieved and paid to date. We also pay Pfizer tiered royalties on sales of nirogacestat at percentages ranging from the mid-single digits to the low 20s, that may be subject to deductions for expiration of valid claims, amounts due under third-party licenses and generic competition.

In August 2017, we entered into a license agreement, or the Mirdametinib License Agreement, with Pfizer, collectively with the Nirogacestat License Agreement referred to as the “Pfizer License Agreements”, pursuant to which we acquired exclusive worldwide rights to mirdametinib. We subsequently amended the Mirdametinib License Agreement in August of 2019 with regard to certain provisions relating to intellectual property. Pursuant to the Mirdametinib License Agreement, as amended, we are required to pay Pfizer up to an aggregate of $229.8 million upon achievement of certain commercial milestone events. One such milestone event was achieved upon the first commercial sale of GOMEKLI in February 2025, and the related milestone payment of $6.0 million will be due to Pfizer in the third quarter of 2025. We will pay Pfizer tiered royalties on sales of mirdametinib at percentages ranging from the mid-single digits to the low 20s, which may be subject to deductions for expiration of valid claims, amounts due under third-party licenses and generic competition.
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
PP2A activator portfolio license agreement

In January 2025, we announced an exclusive worldwide license agreement with Rappta Therapeutics Oy, or Rappta, pursuant to which we in-licensed a portfolio of novel small molecule activators of protein phosphatase 2a, or PP2A, complexes with potential applications in treating rare uterine cancers, such as uterine serous carcinoma and uterine carcinosarcoma. Under the terms of the agreement, we made an upfront payment of $13 million to Rappta in January 2025. Rappta is also eligible to receive, in the aggregate, up to $75 million in development and regulatory milestones, up to $160 million in commercial milestones and tiered single-digit percentage royalties based on any future net sales of products developed based on the in-licensed technology.
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

In the fourth quarter of 2024, following an interim analysis of the combination of lifirafenib and mirdametinib in the expansion cohort comprised of advanced solid tumor patients harboring neuroblastoma RAS viral oncogene homolog, or NRAS, mutations, it was determined that the objective response rate did not meet the pre-specified threshold for continued development. As such, we and BeiGene have mutually decided to close the study. Wind-down activities and the termination of the clinical collaboration agreement are ongoing.
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
Pursuant to the terms of the GSK License Agreement and concurrent with the execution of such agreement, the Company entered into a Stock Purchase Agreement with an affiliate of GSK, Glaxo Group Limited, or GGL, under which GGL purchased 2,050,819 shares of the Company’s Common Stock, par value $0.0001 per share, or Common Stock, in a private placement transaction for an aggregate purchase price of $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of the Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement. The fair value of the Common Stock based on the closing price of Common Stock on the day prior to the effective date of the Stock Purchase Agreement was $55.5 million and was recorded to equity. The $19.5 million of consideration received in excess of the fair value of the Common Stock represented consideration for the license for the potential continued development and commercialization of nirogacestat in combination with GSK compounds, together with the clinical supply of nirogacestat for future belamaf clinical trials and certain research and development costs associated with nirogacestat. The Company recorded the $19.5 million as deferred revenue in September of 2022, and determined that the Company would recognize revenue as the corresponding performance obligations were satisfied in proportion to expenses incurred, including clinical supply and research and development expenses, associated with the GSK License Agreement.
On June 6, 2024, we received a notice of termination of the GSK License Agreement, which became effective on December 3, 2024. In connection with such termination, we expect that GSK will continue the ongoing clinical trials under the GSK License Agreement that include nirogacestat in combination with low-dose belamaf in multiple myeloma until completed with respect to the patients currently enrolled in such trials. We will continue to support the completion of such trials with drug product supply and future publication efforts with respect to the data generated. No additional payment obligations on our part or any other material costs remain associated with the GSK License Agreement. As a result of the termination, the Company fully recognized all previously deferred revenue associated with the GSK License Agreement during the quarter ended June 30, 2024. The $19.5 million recognized is classified as “Other Revenue” in the condensed consolidated statement of operations.
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
Other Revenue
On June 6, 2024, we received a notice of termination from GSK of the GSK License Agreement, which became effective on December 3, 2024. As a result of this termination, we recognized deferred revenue of $19.5 million associated with the GSK License Agreement, which is classified as “Other revenue”.
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
We expect our research and development expenses to increase for the foreseeable future as we continue to invest in activities related to developing our product candidates and our preclinical programs, and as certain product candidates advance into later stages of development, including nirogacestat, which is being studied in ovarian granulosa cell tumors, and SW-682, which is being studied in Hippo-mutant solid tumors in a Phase 1a trial. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
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
As of December 31, 2024, we have federal, state and city net operating loss carryforwards of $581.2 million, $425.7 million and $3.8 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards generated 2018 through 2024 of $576.9 million, will be available to offset 80% of taxable income for an indefinite period of time, until fully utilized. Federal net operating loss carryforwards of $4.3 million reported in 2017, and the state and city net operating loss carryforwards expire at various dates beginning 2032. We also have federal tax credits of $36.0 million, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various dates beginning in 2038.
Results of operations
Comparison of the Years Ended December 31, 2024 and December 31, 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and December 31, 2023.

	Twelve Months Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Revenue:
Product revenue, net	$172,042	$5,447	$166,595	n/a %
Other revenue	19,547	—	19,547	—%
Total revenue	191,589	5,447	186,142	n/a %
Operating expenses:
Cost of product revenue	12,550	422	12,128	n/a %
Selling, general and administrative	256,652	197,551	59,101	30%
Research and development	200,518	150,487	50,031	33%
Total operating expenses	469,720	348,460	121,260	35%
Loss from operations	(278,131)	(343,013)	64,882	(19)%
Interest and other income:
Interest and other income, net	26,000	22,947	3,053	13%
Total interest and other income	26,000	22,947	3,053	13%
Equity method investment loss	(6,000)	(5,038)	(962)	19%
Net loss	$(258,131)	$(325,104)	$66,973	(21)%
Revenue
In November 2023, the FDA approved OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. For the twelve months ended December 31, 2024 and December 31, 2023, we recorded net product revenue of $172.0 million and $5.4 million, respectively, from sales of OGSIVEO in the United States.
Cost of Product Revenue
Our cost of product revenue includes the royalties associated with sales of OGSIVEO in the United States, amortization expense for commercial milestones and cost of goods sold.
Selling, general and administrative expenses
Selling, general and administrative expenses were $256.7 million and $197.6 million for the years ended December 31, 2024 and December 31, 2023, respectively, as follows:

	Twelve Months Ended December 31,
(in thousands)	2024	2023	$ Change
Personnel-related	$148,452	$120,456	$27,996
Professional and consulting fees	91,287	64,137	27,150
Facility-related and other	16,913	12,958	3,955
Total selling, general and administrative expenses	$256,652	$197,551	$59,101
The increase in selling, general and administrative expenses included a $31.1 million increase in consulting and professional services and a $27.9 million increase in internal costs. The increase in consulting and professional services was largely attributable to commercial readiness activities to support the U.S. launch of GOMEKLI, as well as commercial activities supporting the U.S. launch of OGSIVEO. The increase in internal costs was attributable to the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense, driven by the growth of our commercial organization, which included establishing certain sales support, marketing, and commercialization functions to support the U.S. launch of GOMEKLI.
Research and development expenses
Research and development expenses were $200.5 million and $150.5 million for the years ended December 31, 2024 and December 31, 2023, respectively.
Our research and development expenses are summarized in the table below:

	Twelve Months Ended December 31,
(in thousands)	2024	2023	$ Change
Personnel-related	$92,444	$82,722	$9,722
Licensing, trial and drug manufacturing	86,031	57,883	28,148
Facility-related and other	22,043	9,882	12,161
Total research and development expenses	$200,518	$150,487	$50,031
The increase in research and development expenses was primarily attributable to an increase of $40.3 million in external costs related to licensing fees, drug manufacturing, clinical trials, other research, consulting and professional services, and an increase of $9.7 million in internal costs driven by the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense.

We track research and development expenses on a program-by-program basis to the extent such spend is attributable to a specific program. Our research and development expenses by program for the periods presented were as follows:

	Twelve Months Ended December 31,
(in thousands)	2024	2023	$ Change
Program specific costs:
Nirogacestat	$55,050	$34,812	$20,238
Mirdametinib	51,114	31,735	19,379
Other	37,306	7,254	30,052
Total program specific costs	143,470	73,801	69,669
Non-program specific costs	57,048	76,686	(19,638)
Total research and development expenses	$200,518	$150,487	$50,031
Interest and other income
The increase in interest and other income during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was attributable to higher market yield.

Comparison of the Years Ended December 31, 2023 and December 31, 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and December 31, 2022.

	Twelve Months Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Revenue:
Product revenue, net	$5,447	$—	$5,447	—%
Total revenue	5,447	—	5,447	—
Operating expenses:
Cost of product revenue	422	—	422	—%
Selling, general and administrative	197,551	134,552	62,999	47%
Research and development	150,487	146,122	4,365	3%
Total operating expenses	348,460	280,674	67,786	24%
Loss from operations	(343,013)	(280,674)	(62,339)	22%
Interest and other income:
Interest and other income, net	22,947	6,147	16,800	273%
Total interest and other income	22,947	6,147	16,800	273%
Equity method investment loss	(5,038)	(2,890)	(2,148)	74%
Net loss	$(325,104)	$(277,417)	$(47,687)	17%
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
Interest and other income
The increase in other income was driven by an increase in interest income, net, during the year ended December 31, 2023 as compared to the year ended December 31, 2022. This increase was attributable to higher market yield.
Liquidity and capital resources
Sources of Liquidity
Since our inception, we have funded our operations primarily with proceeds from the sale of our securities including net proceeds of $67.8 million from the ATM program in August 2022, gross proceeds of $75.0 million from the Stock Purchase Agreement entered into concurrently with the GSK License Agreement in September 2022, net proceeds of $216.8 million from the Private Placement in September 2022 and net proceeds of $299.3 million from the follow-on financing in December 2023. In November 2023, the FDA approved OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. In December 2023, we began to generate product revenue from sales of OGSIVEO in the United States.

We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the near future, until we reach profitability, which we currently anticipate achieving in the first half of 2026. Our net loss was $258.1 million, $325.1 million and $277.4 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. We had an accumulated deficit of $1.2 billion and $895.0 million at December 31, 2024 and December 31, 2023, respectively.
Funding requirements
Our primary use of cash is to fund operating expenses, including our research and development programs, as well as our commercialization activities and corporate operations. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.
We believe that our cash, cash equivalents and marketable securities balance as of December 31, 2024, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, and commercial paper.
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
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Twelve Months Ended December 31,
(in thousands)	2024	2023	2022
Net cash used in operating activities	$(175,599)	$(222,795)	$(161,563)
Net cash provided by (used in) investing activities	64,545	34,754	(215,597)
Net cash provided by financing activities	4,763	296,639	340,702
Net (decrease) increase in cash and cash equivalents	$(106,291)	$108,598	$(36,458)
Cash flows used in operating activities
Net cash used in operating activities was $175.6 million, $222.8 million, and $161.6 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
Net cash used in operating activities for the year ended December 31, 2024, was primarily due to our net loss for the year of $258.1 million, and a net decrease from changes in operating assets and liabilities of $37.9 million, partially offset by equity-based compensation expense of $109.1 million, equity investment loss of $6.0 million, non-cash operating lease and depreciation and amortization expense of $5.3 million.
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
Cash flows provided by and used in investing activities
Net cash provided by investing activities of $64.5 million for the year ended December 31, 2024 was driven by the sale and maturities of available-for-sale debt securities of $378.6 million, partially offset by purchases of available-for-sale debt securities of $285.1 million, the payment of commercial milestones of $16.3 million, an investment in MapKure of $8.2 million and capital expenditures of $4.5 million. Net cash provided by investing activities of $34.8 million for the year ended December 31, 2023 was driven by the sale and maturities of available-for-sale debt securities of $620.7 million, partially offset by purchases of available-for-sale debt securities of $575.7 million, capital expenditures of $7.4 million and our investment in MapKure of $2.8 million. Net cash used in investing activities of $215.6 million for the year ended December 31, 2022 was driven by the purchases of available-for-sale debt securities of $481.1 million, capital expenditures of $10.2 million, our June

2022 investment in MapKure of $4.2 million, offset by the proceeds from the sale and maturity of available-for-sale debt securities of $279.8 million.
Cash flows provided by financing activities
Net provided by financing activities of $4.8 million for the year ended December 31, 2024 consisted of proceeds from stock option exercises of $13.2 million, partially offset by stock repurchased to satisfy employee tax withholding obligations upon vesting of restricted stock units and awards of $8.4 million. Net cash provided by financing activities was $296.6 million for the year ended December 31, 2023 was driven by net proceeds from the issuance of common stock of $299.3 million, partially offset by stock repurchased to satisfy employee tax withholding obligations on vesting of restricted stock units and awards of $2.8 million. Net cash provided by financing activities was $340.7 million for the year ended December 31, 2022 was driven by net proceeds from the issuance of common stock of $340.1 million.
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
We have not recorded any reserves for uncertain tax positions as of December 31, 2024.
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
If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.
We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time based on the use of an output or input method.
Product revenue, net: Revenues from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from (i) invoice discounts for prompt payment and specialty distributor and specialty pharmacy service fees, (ii) government and private payer rebates, chargebacks, discounts and fees, (iii) group purchasing organization, or GPO, discounts, performance rebates and administrative fees, (iv) product returns and (v) costs of co-pay assistance programs for patients. Reserves are established for variable consideration, some of which are estimates, based on the amounts we expect to be earned or to be claimed on the related sales. The reserves are classified as reductions to accounts receivable, net or accrued expenses and other current liabilities. The primary estimate included in the determination of variable consideration relates to government rebates. Where appropriate, we utilize the most likely amount method to determine the appropriate amount for estimates of variable consideration based on factors such as current contractual and statutory requirements, forecasted customer buying payment patterns and our historical experience.
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
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We had cash, cash equivalents and marketable securities of $461.9 million and $662.6 million as of December 31, 2024 and 2023, respectively, which consisted of bank deposits, highly liquid money market funds and investments in high-quality, highly liquid available-for-sale debt securities. Historical fluctuations in interest rates have not been significant for us. We had no outstanding debt as of December 31, 2024. Due to the short-term maturities of our cash equivalents and the high-quality, highly liquid nature of our available-for-sale debt marketable securities, an immediate one percentage point change in interest rates would not have a material effect on the fair market value of our cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements, short-term U.S. Treasury securities and investments in high-quality, highly liquid available-for-sale debt securities including corporate debt securities, government-sponsored enterprise securities and commercial paper. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

We are exposed to market risks in the ordinary course of business. These risks primarily include interest rate sensitivities.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SpringWorks Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SpringWorks Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

Estimates of reserves for variable consideration for product revenue, net

Description of the Matter
As described in Note 3 to the consolidated financial statements, revenues from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration. Reserves are established for variable consideration, some of which are estimates, based on the amounts the Company expects to be earned or to be claimed on the related sales. The reserves are classified as reductions to accounts receivable, net or accrued expenses and other current liabilities. The primary estimate included in the determination of variable consideration relates to government rebates. The Company utilizes the most likely amount method to determine the appropriate amount for estimates of variable consideration based on factors such as current contractual and statutory requirements, forecasted customer buying, payment patterns and the Company’s historical experience.

The measurement and valuation of management’s estimate of variable consideration related to certain government rebates is a critical audit matter because the calculation includes subjective assumptions regarding the levels of expected future claims and forecasted purchase patterns by eligible patients and facilities from specialty pharmacies and specialty distributors.

How We Addressed the Matter in Our Audit	To test the Company’s estimate of variable consideration related to government rebates, we performed audit procedures that included testing the operating effectiveness of internal controls over the measurement and valuation of the estimate including controls over management’s review of the contractual and statutory requirements, forecasted customer buying patterns, payment patterns and historical experience.

Our procedures also included, among others, evaluating the methodology used, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the assumptions as indicated above that are used by management to estimate its variable consideration. Our testing of the assumptions included corroboration of historical data to third-party data sources. We evaluated the reasonableness of assumptions considering contractual and statutory requirements and forecasted customer buying patterns. We assessed the historical accuracy of management’s estimates by comparing actual activity to previous estimates and performed analytical procedures. In addition, we involved a subject matter specialist to assist with our procedures in evaluating management’s contractual and statutory pricing used to measure the estimate.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Hartford, Connecticut
February 20, 2025

SpringWorks Therapeutics, Inc. Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
(in thousands, except share and per-share data)
Assets
Current assets:
Cash and cash equivalents	$69,751	$176,053
Marketable securities	238,234	303,149
Accounts receivable, net	46,238	5,930
Inventory	10,212	3,103
Prepaid expenses and other current assets	16,030	12,677
Total current assets	380,465	500,912
Long-term marketable securities	153,933	183,386
Property and equipment, net	19,680	17,943
Operating lease right-of-use assets	6,979	6,144
Equity method investment	4,190	1,955
Restricted cash	624	613
Other assets	21,405	14,835
Total assets	$587,276	$725,788
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$12,248	$7,396
Accrued expenses	86,012	65,569
Operating lease liabilities, current	1,730	1,061
Deferred revenue, current	—	4,144
Total current liabilities	99,990	78,170
Operating lease liabilities, long-term	6,182	5,996
Deferred revenue, long-term	—	15,403
Total liabilities	106,172	99,569
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 74,747,484 and 73,620,361 shares issued and 74,403,278 and 73,486,699 shares outstanding at December 31, 2024 and December 31, 2023, respectively.	7	7
Additional paid-in capital	1,646,537	1,524,196
Accumulated deficit	(1,153,165)	(895,034)
Treasury stock, at cost (344,206 and 133,662 shares of common stock at December 31, 2024 and December 31, 2023, respectively).	(12,579)	(4,141)
Accumulated other comprehensive income (loss)	304	1,191
Total stockholders’ equity	481,104	626,219
Total liabilities and stockholders’ equity	$587,276	$725,788
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share and per-share data)	2024	2023	2022
Revenue:
Product revenue, net	$172,042	$5,447	$—
Other revenue	19,547	—	—
Total revenue	191,589	5,447	—
Operating expenses:
Cost of product revenue	12,550	422	—
Selling, general and administrative	256,652	197,551	134,552
Research and development	200,518	150,487	146,122
Total operating expenses	469,720	348,460	280,674

Loss from operations	(278,131)	(343,013)	(280,674)
Interest and other income:
Interest and other income, net	26,000	22,947	6,147
Total interest and other income	26,000	22,947	6,147
Equity method investment loss	(6,000)	(5,038)	(2,890)
Net loss	$(258,131)	$(325,104)	$(277,417)

Net loss per share, basic and diluted	$(3.48)	$(5.15)	$(5.21)
Weighted average common shares outstanding, basic and diluted	74,132,811	63,123,936	53,290,528
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net loss	$(258,131)	$(325,104)	$(277,417)
Changes in other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	(887)	1,958	(455)
Total changes in other comprehensive income (loss)	$(887)	$1,958	$(455)
Comprehensive loss	$(259,018)	$(323,146)	$(277,872)
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statement of Stockholders’ Equity

	Year ended December 31, 2022, 2023 and 2024
					Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common		Treasury
(in thousands, except share and unit data)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	49,247,985	$5	—	$—	$715,216	$(312)	$(292,513)	$422,396
Equity-based compensation expense					72,965			72,965
Issuance of common stock to GSK	2,050,819	—			55,454			55,454
Issuance of common stock in private placement, net of issuance costs	8,650,520	1			216,830			216,831
Issuance of common stock under at-the-market offering, net of issuance costs	2,247,500	—			67,782			67,782
Issuance of restricted stock awards	36,625	—						—
Forfeitures of restricted stock awards	(27,957)	—						—
Restricted stock units vested	24,369	—						—
Exercise of stock options	223,467	—			1,977			1,977
Shares of common stock used to satisfy tax withholding obligations			30,199	(1,341)				(1,341)
Other comprehensive loss, net of tax						(455)		(455)
Net loss							(277,417)	(277,417)
Balance at December 31, 2022	62,453,328	$6	30,199	$(1,341)	$1,130,224	$(767)	$(569,930)	$558,192
Equity-based compensation expense					94,534			94,534
Issuance of common stock in underwritten public offering, net of issuance cost	10,905,171	1			299,299			299,300
Forfeitures of restricted stock awards	(21,113)	—						—
Restricted stock units vested	238,725	—						—
Exercise of stock options	44,250	—			139			139
Shares of common stock used to satisfy tax withholding obligations			103,463	(2,800)				(2,800)
Other comprehensive income, net of tax						1,958		1,958
Net loss							(325,104)	(325,104)
Balance at December 31, 2023	73,620,361	$7	133,662	$(4,141)	$1,524,196	$1,191	$(895,034)	$626,219
Equity-based compensation expense					109,140			109,140
Forfeitures of restricted stock awards	(4,815)	—						—
Restricted stock units vested	556,231	—						—
Exercise of stock options	575,707	—			13,201			13,201
Shares of common stock used to satisfy tax withholding obligations			210,544	(8,438)				(8,438)
Other comprehensive income, net of tax						(887)		(887)
Net loss							(258,131)	(258,131)
Balance at December 31, 2024	74,747,484	$7	344,206	$(12,579)	$1,646,537	$304	$(1,153,165)	$481,104
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc. Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating activities
Net loss	$(258,131)	$(325,104)	$(277,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,468	1,667	765
Non-cash operating lease expense	1,785	1,653	1,131
Equity-based compensation expense	109,140	94,534	72,965
Equity method investment loss	6,000	5,038	2,890
Changes in operating assets and liabilities
Accounts receivable, net	(40,308)	(5,930)	—
Inventory	(7,109)	(3,103)	—
Prepaid expenses and other current assets	(3,353)	(5,129)	1,861
Other assets	(7,215)	(838)	61
Accounts payable	4,604	(196)	4,168
Accrued expenses	36,832	15,906	13,325
Lease liability	(19,547)	(1,293)	(859)
Deferred revenue	(1,765)	—	19,547
Net cash used in operating activities	$(175,599)	$(222,795)	$(161,563)
Investing activities
Capital expenditures	(4,451)	(7,385)	(10,196)
Payment for intangible asset	(16,250)	—	—
Equity method investment	(8,235)	(2,800)	(4,200)
Purchases of marketable securities	(285,101)	(575,724)	(481,050)
Proceeds from sale and maturity of marketable securities	378,582	620,663	279,849
Net cash provided by (used in) investing activities	$64,545	$34,754	$(215,597)
Financing activities
Proceeds from issuance of common stock in underwritten public offering, net of issuance costs	—	299,300	—
Proceeds from issuance of common stock to GSK	—	—	55,454
Proceeds from issuance of common stock in private placement, net of issuance costs	—	—	216,830
Proceeds from issuance of common stock under at-the-market offering, net of issuance costs	—	—	67,782
Treasury stock	(8,438)	(2,800)	(1,341)
Proceeds from stock option exercises	13,201	139	1,977
Net cash provided by financing activities	$4,763	$296,639	$340,702
Net (decrease) increase in cash and cash equivalents	(106,291)	108,598	(36,458)
Cash and cash equivalents including restricted cash, beginning of period	176,666	68,068	104,526
Cash and cash equivalents including restricted cash, end of period	$70,375	$176,666	$68,068

Supplemental non-cash disclosure
Right-of-use assets obtained in exchange for operating lease obligations	$877	$2,637	$5,580
Milestone payment for first commercial sale of OGSIVEO included in accrued expenses as of December 31, 2023	—	11,250	—
See accompanying notes to consolidated financial statements.

SpringWorks Therapeutics, Inc.
Notes to Consolidated Financial Statements
1.Nature of Operations
SpringWorks Therapeutics, Inc., or the Company, was formed in Delaware on August 18, 2017.
The Company is a commercial-stage biopharmaceutical company applying a precision medicine approach to developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. The Company has a differentiated portfolio of small molecule targeted oncology assets, including two approved products and several clinical and preclinical candidates at various stages of development, and is advancing programs in rare tumor types as well as highly prevalent, genetically defined cancers. OGSIVEO® (nirogacestat) is the Company’s first commercial product. OGSIVEO was approved by the United States Food and Drug Administration, or FDA, on November 27, 2023 for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. GOMEKLITM (mirdametinib) is the Company’s second commercial product. GOMEKLI was approved by the FDA on February 11, 2025 for the treatment of adult and pediatric patients two years of age and older with neurofibromatosis type 1, or NF1, who have symptomatic plexiform neurofibromas, or PN, not amenable to complete resection.
Follow-On Offering
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
On September 6, 2022, the Company entered into an expanded global, non-exclusive license and collaboration agreement with GSK, plc, formerly GlaxoSmithKline plc, or GSK, for nirogacestat in combination with belantamab mafodotin (belamaf) and, concurrent with the execution of such agreement, the Company entered into a stock purchase agreement, or the Stock Purchase Agreement, with an affiliate of GSK, Glaxo Group Limited, or GGL, under which GGL agreed to purchase from the Company in a private placement transaction 2,050,819 shares of Common Stock for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of the Company’s Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement.
At-the-Market Offering
In August 2022, the Company sold 2,247,500 shares of Common Stock under an ATM Program, resulting in gross proceeds of $69.7 million, less commissions and other fees of $1.9 million for net proceeds of $67.8 million.
2.Risks and Liquidity
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $1.2 billion and $895.0 million, and working capital of $280.5 million and $422.7 million at December 31, 2024 and December 31, 2023, respectively. For the twelve months ended December 31, 2024, the Company recorded net product revenue of $172.0 million from sales of OGSIVEO. The Company is subject to those risks associated with any biopharmaceutical company that has substantial expenditures for development. There can be no assurance that the Company’s development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, advisors, consultants and vendors.

The Company had cash, cash equivalents and marketable securities of $461.9 million and $662.6 million as of December 31, 2024 and December 31, 2023, respectively. Based on the Company’s cash, cash equivalents and marketable securities at December 31, 2024, management estimates that the Company’s current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements were issued.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, gross to net calculations, and the valuation of equity-based compensation awards. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. Actual results may differ from those estimates. On an ongoing basis, management evaluates its estimates and adjusts those estimates and assumptions when facts or circumstances change. Changes in estimates are recorded in the period in which they become known.
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or CODM, in making decisions regarding resource allocation and assessing performance. The Company has determined that its chief executive officer is the CODM. The Company has one reportable segment relating to developing and commercializing life-changing medicines. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses and expenses by function and the CODM makes decisions using this information on a company-wide basis. See Note 17, "Segment Reporting" to the Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" for further insight.
Cash and Cash Equivalents
The Company considers all highly liquid instruments that have maturities of three months or less when acquired to be cash equivalents. The Company had cash and cash equivalents as of December 31, 2024 and December 31, 2023 of $69.8 million and $176.1 million, respectively.
Marketable Securities
Marketable debt securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income. Each reporting period, the Company evaluates whether there are declines in fair value below amortized cost and if these declines are due to credit losses, as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. If both criteria regarding the intent or ability to hold are met, any decline in fair value due to credit losses is recorded as an allowance through other income (expense); limited by the amount that the fair value is less than the amortized costs basis. If either criterion is not met, any previously recorded allowance for credit losses and any excess amortized cost basis over fair value is recorded in other income (expense). As of and for the years ended December 31, 2024 and December 31, 2023, the Company did not have any allowance for credit losses or impairments of its marketable securities.
Concentration of Credit Risk and Other Risk Uncertainties

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
The Company’s accounts receivable balances have been highly concentrated with a select number of customers consisting primarily of large wholesale pharmaceutical distributors who, in turn, sell the medicines to their customers. As of each of December 31, 2024 and December 31, 2023, the Company’s top four customers accounted for approximately 91% and 94%, respectively, of the Company’s total outstanding accounts receivable balances. Given the size and creditworthiness of the customers, the Company has not experienced and does not expect to experience material credit-related losses with such customers.
The following table presents each major customer that accounted for more than 10% of its accounts receivable, net:

	December 31,	December 31,
% of accounts receivable, net	2024	2023
Customer A	26%	19%
Customer B	23%	32%
Customer C	21%	25%
Customer D	21%	18%
Total accounts receivable, net from major customers	91%	94%
Major customers are defined as customers that individually accounted for greater than 10% of the Company's revenue. The following table presents each major customer that accounted for more than 10% of its gross product sales:

	December 31,	December 31,
% of gross product sales	2024	2023
Customer A	28%	19%
Customer B	23%	18%
Customer C	20%	32%
Customer D	19%	25%
Total gross product sales from major customers	90%	94%
Accounts Receivable, net
Accounts receivable, net consists of trade receivables which are amounts due from customers related to product sales. The Company records trade receivables net of chargebacks, invoice discounts, distribution service fees and any allowances for potential credit losses. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectibility as these patterns are established over a longer period of time. As of December 31, 2024, the Company determined an allowance for credit losses was insignificant.
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

Property and Equipment, net
Property and equipment consist of computer equipment, software, furniture and leasehold improvements and are recorded at cost. Property and equipment are depreciated on a straight-line basis over their estimated useful lives.

Intangible Asset, net
The Company’s finite-lived intangible assets resulted from the capitalization of commercial milestone payments due under a license and collaboration agreement. The intangible assets are included within other assets and are being amortized on a straight-line basis over their remaining useful life, which is estimated to be the remaining patent life of OGSIVEO. Amortization expense is recorded as cost of product revenue.
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
If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time based on the use of an output or input method that most faithfully depicts the transfer of goods and services to the customer.
Product revenue, net: Revenues from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from (i) invoice discounts for prompt payment and specialty distributor and specialty pharmacy service fees, (ii) government and private payer rebates, chargebacks, discounts and fees, (iii) group purchasing organization, or GPO, discounts, performance rebates and administrative fees, (iv) product returns and (v) costs of co-pay assistance programs for patients. Reserves are established for variable consideration, some of which are estimates, based on the amounts we expect to be earned or to be claimed on the related sales. The reserves are classified as reductions to accounts receivable, net or accrued expenses and other current liabilities. The primary estimate included in the determination of variable consideration relates to government rebates. Where appropriate, we utilize the most likely amount method to determine the appropriate amount for estimates of variable consideration based on factors such as current contractual and statutory requirements, forecasted customer buying payment patterns and our historical experience.
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
Recently Adopted and Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The effective date for the standard is for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company adoption of ASU 2023-07 did not have a material impact on its consolidated financial statements and related disclosures.
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
4.Marketable Securities
The following table summarizes the Company’s available-for-sale marketable securities as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$160,565	$469	$—	$161,034
Corporate debt securities	57,076	150	—	57,226
Commercial paper	19,974	—	—	19,974
Long-term investments:
U.S. government securities	81,363	—	(381)	80,982
Corporate debt securities	72,885	66	—	72,951
Total	$391,863	$685	$(381)	$392,167

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$228,579	$212	$—	$228,791
Corporate debt securities	9,629	2	—	9,631
Commercial paper	64,724	3	—	64,727
Long-term investments:
U.S. government securities	141,102	755	—	141,857
Corporate debt securities	41,310	219	—	41,529
Total	$485,344	$1,191	$—	$486,535
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities, non-U.S. government securities, and commercial paper.
The Company’s securities classified as short-term marketable securities mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of December 31, 2024, the Company did not hold any investments with maturity dates greater than five years.
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
The following tables set forth the fair value hierarchy of the Company’s financial assets and liabilities measured on a recurring basis as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$19,904	$19,904	$—	$—
Short-term investments:
U.S. government securities	161,034	161,034	—	—
Corporate debt securities	57,226	—	57,226	—
Commercial paper	19,974	—	19,974	—
Long-term investments:
U.S. government securities	80,982	80,982	—	—
Corporate debt securities	72,951	—	72,951	—
Total	$412,071	$261,920	$150,151	$—

	As of December 31, 2023
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$14,434	$14,434	$—	$—
Commercial paper	49,631	—	49,631	—
Short-term investments:
U.S. government securities	228,791	228,791	—	—
Corporate debt securities	9,631	—	9,631	—
Commercial paper	64,727	—	64,727	—
Long-term investments:
U.S. government securities	141,857	141,857	—	—
Corporate debt securities	41,529	—	41,529	—
Total	$550,600	$385,082	$165,518	$—
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

6.Property and Equipment, net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2024	2023	Useful Life
Leasehold improvements	$3,031	$826	Length of lease or 5 years, whichever is shorter
Computer equipment	690	380	3-5 years
Lab equipment	4,281	2,439	5 - 15 years
Furniture	956	437	5 years
Software	14,329	12,954	3-10 years
Construction in process	1,786	3,565
Property and equipment, gross	25,073	20,601
Less accumulated depreciation	(5,393)	(2,658)
Property and equipment, net	$19,680	$17,943
Depreciation expense was $2.8 million, $1.6 million, and $0.8 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
7.Intangible Assets, net
Intangible assets, net, which is included in other assets, consisted of the following:

	December 31,
(in thousands)	2024	2023
Definite-lived intangible assets
License agreements	$16,250	$11,250
Intangible assets, gross	16,250	11,250
Less accumulated amortization	(694)	(50)
Intangible assets, net	$15,556	$11,200
The Company's finite-lived intangible asset results from the commercial milestone payment due under its license agreement with Pfizer, Inc., or Pfizer. For intangible assets related to products with patent exclusivity, the useful life is the remaining patent exclusivity period of approximately 19.4 years. The Company incurred amortization expense of $0.6 million for the year ended December 31, 2024.
The expected future amortization expense for amortizable finite-lived intangible assets as of December 31, 2024 is as follows:

(in thousands)
2025	$845
2026	845
2027	845
2028	845
2029	845
Thereafter	11,333
Total future expected amortization expense	$15,556
8.Leases
Operating Leases
The company’s operating leases relate to real estate.

The components of lease cost recorded in the Company’s consolidated statement of operations were as follows:

	Twelve Months Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost
Fixed	$1,785	$1,653	$1,131
Variable(1)	1,063	866	336
Total lease cost	$2,848	$2,519	$1,467
(1) Variable lease costs consist primarily of taxes, utilities and common area maintenance costs.
The Company’s leases are included on its consolidated balance sheets as follows:

(in thousands)	As of December 31, 2024	As of December 31, 2023
Operating leases
Operating lease right-of-use-assets	$6,979	$6,144
Total operating lease assets	$6,979	$6,144

Operating lease liabilities, current	$1,730	$1,061
Operating lease liabilities, long-term	6,182	5,996
Total operating lease liabilities	$7,912	$7,057
Maturities of the Company’s operating lease liabilities as of December 31, 2024 were as follows:

(in thousands)	Operating Leases
2025	$2,254
2026	2,265
2027	2,175
2028	1,383
2029 and thereafter	988
Total lease payments	9,065
Less: imputed interest	(1,153)
Present value of lease liabilities	$7,912
The weighted-average remaining lease term and discount rate related to the Company’s leases were as follows:

	As of December 31, 2024	As of December 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	4.1	4.2
Weighted-average discount rate
Operating leases	5.9%	5.8%
Supplemental cash flow information related to the Company’s leases was as follows:

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,765	$1,293	$859
Right-of-use assets obtained in exchange for new operating lease liabilities	877	2,637	5,580

9.Accrued Expenses
Accrued expenses consisted of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Accrued compensation and benefits	$31,216	$26,047
Accrued research and development	28,573	15,129
Accrued milestone	—	11,250
Accrued other	26,223	13,143
Total accrued expenses	$86,012	$65,569
10. Equity-Based Compensation
The Company recorded total equity-based compensation expense for the periods presented as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Research and development	$38,775	$34,398	$29,373
Selling, general and administrative	70,365	60,136	43,592
Total equity-based compensation expense	$109,140	$94,534	$72,965

2019 Equity Incentive Plan
The 2019 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and dividend equivalent rights to the Company’s officers, employees, directors and other key persons (including consultants). The number of shares available for issuance under the 2019 Equity Incentive Plan is cumulatively increased each January 1, through and including January 1, 2030, by 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s compensation committee. As of December 31, 2024, there were 3,409,823 shares available for future issuance under the 2019 Equity Incentive Plan.
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
2019 Employee Stock Purchase Plan
On August 30, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan, or the ESPP, which became effective immediately preceding the effectiveness of the Company’s registration statement on September 12, 2019 in connection with the IPO. A total of 442,153 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase each January 1, through and including January 1, 2028, by the lesser of (i) 663,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the administrator of the ESPP. As of December 31, 2024, there were 3,140,351 shares reserved for issuance under the ESPP. No offering periods under the ESPP had been initiated as of December 31, 2024.
Stock Options
A summary of the changes in the Company’s stock options during the periods presented is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Aggregate Value
Outstanding at December 31, 2021	6,713,413	$37.03	8.2	$196,012,147
Granted	3,207,347	43.28	—	—
Exercised	(223,467)	8.84	—	—
Forfeited/cancelled	(520,478)	68.33	—	—
Outstanding at December 31, 2022	9,176,815	38.13	8.0	53,719,297
Granted	2,994,704	27.65	—	—
Exercised	(44,250)	3.15	—	—
Forfeited/cancelled	(538,693)	44.01	—	—
Outstanding at December 31, 2023	11,588,576	35.28	7.4	117,631,827
Granted	2,623,273	38.65	—	—
Exercised	(575,707)	22.93	—	—
Forfeited/cancelled	(817,179)	45.00	—	—
Outstanding at December 31, 2024	12,818,963	35.90	6.7	105,568,481
Exercisable at December 31, 2024	8,469,350	35.53	5.9	89,250,687
Assumptions used in determining the fair value of the stock options granted in 2024 include risk-free interest rates of 3.56% – 4.64%, expected dividend yield of 0.00%, expected term in years of 5.5 years - 6.1 years and expected volatility of 73.9% - 77.4%.
At December 31, 2024, the total unrecognized compensation expense related to unvested stock options was $100.2 million, which the Company expects to recognize over a weighted-average remaining period of approximately 2.2 years. For the year ended December 31, 2024, total equity-based compensation expense for stock options was $70.8 million.
Restricted Stock Awards
A summary of the changes in the Company’s restricted stock awards for the periods presented is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2021	470,310	$50.76
Granted	36,625	61.74
Vested	(257,219)	32.03
Forfeited	(27,957)	79.25
Unvested and outstanding at December 31, 2022	221,759	70.71
Granted	—	—
Vested	(93,812)	71.50
Forfeited	(21,113)	63.38
Unvested and outstanding at December 31, 2023	106,834	70.48
Granted	—	—
Vested	(90,918)	71.60
Forfeited	(4,815)	70.00
Unvested and outstanding at December 31, 2024	11,101	61.28
For the year ended December 31, 2024, total restricted stock awards compensation expense was $2.2 million.

Restricted Stock Units
A summary of the changes in the Company’s restricted stock units for the periods presented is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2021	—	$—
Granted	738,508	49.77
Vested	(24,369)	24.62
Forfeited	(42,185)	58.76
Unvested and outstanding at December 31, 2022	671,954	50.11
Granted	1,163,390	27.68
Vested	(238,725)	49.14
Forfeited	(110,079)	31.27
Unvested and outstanding at December 31, 2023	1,486,540	34.11
Granted	1,385,229	38.69
Vested	(556,231)	36.03
Forfeited	(256,290)	36.59
Unvested and outstanding at December 31, 2024	2,059,248	36.36
At December 31, 2024, the total unrecognized compensation expense related to unvested restricted stock units was $44.8 million, which the Company expects to recognize over a weighted-average remaining period of approximately 1.6 years. For the year ended December 31, 2024, total restricted stock unit compensation expense was $32.4 million.
Performance Stock Units
A summary of the changes in the Company’s performance stock units for the periods presented is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2022	—	$—
Granted	284,362	33.33
Vested	—	—
Forfeited	—	—
Unvested and outstanding at December 31, 2023	284,362	33.33
Granted	88,000	51.37
Vested	—	—
Forfeited	—	—
Unvested and outstanding at December 31, 2024	372,362	37.59
At December 31, 2024, the total unrecognized compensation expense related to unvested performance stock units was $5.2 million, which the Company expects to recognize over a weighted-average remaining period of approximately 1.4 years. For the year ended December 31, 2024, total performance stock unit compensation expense was $3.8 million.
11.License and Collaboration Agreements
Pfizer Inc.
Pursuant to the terms of its licenses with Pfizer, the Company is required to pay Pfizer milestones payments of up to an aggregate of $232.5 million for nirogacestat and up to an aggregate of $229.8 million for mirdametinib, each upon achievement of certain commercial milestone events, of which $16.3 million has been achieved and paid to date for OGSIVEO. One such milestone event was achieved upon the first commercial sale of GOMEKLI in February 2025, and the related milestone payment of $6.0 million will be due to Pfizer in the third quarter of 2025. Royalties are also payable under each License Agreement based on a specified percentage of net sales ranging from mid-single digit percentages to low 20s. Royalty payments under each License Agreement continue until the expiration of the last to expire licensed patent applicable to such product, but not less than ten years after the first commercial sale on a country-by-country basis.
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
PP2A activator portfolio license agreement

In January 2025, we announced an exclusive worldwide license agreement with Rappta Therapeutics Oy, or Rappta, pursuant to which we in-licensed a portfolio of novel small molecule activators of protein phosphatase 2a, or PP2A, complexes with potential applications in treating rare uterine cancers, such as uterine serous carcinoma and uterine carcinosarcoma. Under the terms of the agreement, the Company made an upfront payment of $13.0 million to Rappta in January 2025. Rappta is also eligible to receive, in the aggregate, up to $75.0 million in development and regulatory milestones, up to $160.0 million in commercial milestones and tiered single-digit percentage royalties based on any future net sales of products developed based on the in-licensed technology.
BeiGene clinical collaboration agreement
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
In the fourth quarter of 2024, following an interim analysis of the combination of lifirafenib and mirdametinib in the expansion cohort comprised of advanced solid tumor patients harboring neuroblastoma RAS viral oncogene homolog, or NRAS, mutations, it was determined that the objective response rate did not meet the pre-specified threshold for continued development. As such, we and BeiGene have mutually decided to close the study. Wind-down activities and the termination of the clinical collaboration agreement are ongoing.
The Company recorded expense of $1.4 million, $1.9 million and $1.1 million, for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively, in connection with this collaboration agreement.
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
Pursuant to the terms of the GSK License Agreement and concurrent with the execution of such agreement, the Company entered into a Stock Purchase Agreement with an affiliate of GSK, Glaxo Group Limited, or GGL, under which GGL purchased 2,050,819 shares of the Company’s Common Stock, par value $0.0001 per share, or Common Stock, in a private placement transaction for an aggregate purchase price of approximately $75.0 million, or $36.57 per share. The shares were sold at a 25% premium to the volume-weighted average share price of the Common Stock for a specified 30-day period prior to entering into the Stock Purchase Agreement. The fair value of the Common Stock based on the closing price of Common Stock on the day prior to the effective date of the Stock Purchase Agreement was $55.5 million and was recorded to equity. The $19.5 million of consideration received in excess of the fair value of the Common Stock represented consideration for the license for the potential continued development and commercialization of nirogacestat in combination with GSK compounds, together with the clinical supply of nirogacestat for future belamaf clinical trials and certain research and development costs associated with nirogacestat. The Company recorded the $19.5 million as deferred revenue in September of 2022.
On June 6, 2024, the Company received a notice of termination from GSK of the GSK License Agreement, which became effective on December 3, 2024. In connection with such termination, the Company expects that GSK will continue the ongoing clinical trials under the GSK License Agreement that include nirogacestat in combination with low-dose belamaf in multiple myeloma until completed with respect to the patients currently enrolled in such trials. The Company will continue to support the completion of such trials with drug product supply and future publication efforts with respect to the data generated. No additional payment obligations on the Company's part or any other material costs remain associated with the GSK License Agreement. As a result of the termination, the Company fully recognized all previously deferred revenue associated with the GSK License Agreement during the quarter ended June 30, 2024. The $19.5 million recognized is classified as “Other Revenue” in the condensed consolidated statement of operations.
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
Pursuant to the development plan under the Jazz Agreement, Jazz initially studied PF-04457845, now known as JZP150, as a treatment for post-traumatic stress disorder, or PTSD. On December 21, 2023, Jazz announced topline results from its Phase 2 trial of JZP150 in PTSD. The trial did not meet its primary or secondary endpoints. Jazz disclosed plans to further evaluate the data but does not anticipate moving forward with additional JZP150 development in PTSD.
12.Equity Method Investment
MapKure
In June 2019, the Company announced the formation of MapKure LLC, or MapKure, an entity jointly owned by the Company and BeiGene Ltd., or BeiGene. BeiGene licensed to MapKure exclusive rights to brimarafenib (BGB-3245), an investigational oral, small molecule selective inhibitor of specific BRAF driver mutations and genetic fusions. MapKure is advancing brimarafenib through clinical development for solid tumor patients harboring MAPK mutations that were observed to be sensitive to the compound in preclinical studies. In addition to the Company’s equity ownership in MapKure, the Company maintains a member on each of MapKure’s joint steering committee and board of directors. The Company also contributes to clinical development and other operational activities for brimarafenib through a service agreement with MapKure.
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
In January 2024, the Company made an additional investment in MapKure and purchased 8,235,200 Series C preferred units of MapKure for $8.2 million, pursuant to the terms of a Series C preferred unit purchase agreement. The Company is required to make subsequent purchases at each of the second and third closings established by such agreement, in each case for an additional 6,176,400 Series C preferred units of MapKure for $6.2 million. As of December 31, 2024, the Company’s ownership interest in MapKure was 39.7%.
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
For the year ended December 31, 2024, the Company recognized a $6.0 million loss for its portion of MapKure’s losses. The Company’s investment in MapKure is included in equity method investment. As of December 31, 2024, the Company’s maximum exposure to loss as a result of the Company’s involvement with MapKure is $4.2 million, representing the carrying value of the investment.
13.Commitments and Contingencies
As of December 31, 2024, and December 31, 2023, the Company had obligations consisting of operating leases for facilities. Refer to Footnote 8: Leases for more information.
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
As of December 31, 2024, and December 31, 2023, there was no litigation or contingency that created at least a reasonable possibility of a material loss.
14.Income Taxes
As of December 31, 2024 and December 31, 2023, the Company did not have a current or deferred income tax expense or benefit as the Company has incurred losses since inception.
As of December 31, 2024, the Company has federal, state and city net operating loss carryforwards of $581.2 million, $425.7 million and $3.8 million, respectively, which are available to reduce future taxable income. Federal net operating loss carryforwards generated 2018 through 2024 of $576.9 million, will be available to offset 80% of taxable income for an indefinite period of time, until fully utilized. Federal net operating loss carryforwards of $4.3 million reported in 2017, and the state and city net operating loss carryforwards expire at various dates beginning 2032. The Company also has federal tax credits of $36.0 million, which may be used to offset future tax liabilities. These tax credit carryforwards will expire at various dates beginning in 2038.
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
The Company has not recorded any reserves for uncertain tax positions as of December 31, 2024 or December 31, 2023.
Interest and penalty charges, if any, related to unrecognized tax benefits will be recorded as income tax expense. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available. The Company is not currently under examination by the Internal Revenue Service or any other jurisdictions for any tax years.
The principal components of deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$147,250	$121,029
Research and development credits	10,527	6,069
Orphan drug credit	25,533	27,515
Capitalized research and development	63,371	41,588
Equity-based compensation	39,618	26,429
Deferred revenue	—	4,105
Other	7,065	3,031
Total deferred tax assets	293,364	229,766
Deferred tax liability:
Operating lease right-of-use assets	(1,764)	(1,290)
Depreciation	(2,287)	(1,255)
Other	(97)	(2)
Valuation allowance	(289,216)	(227,219)
Net deferred tax assets	$—	$—
A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2024 and December 31, 2023 because the Company has determined that it is more likely than not that these assets will not be realized. The increase in the valuation allowance of $62.0 million in 2024 primarily relates to the net loss incurred by the Company as well as federal research and orphan drug credits generated.
The effective tax rate for the Company for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was zero percent. A reconciliation of the income tax expense at the federal statutory tax rate to the Company’s effective income tax rate follows:

	Year Ended December 31,
	2024	2023	2022
Statutory tax rate	21.00%	21.00%	21.00%
U.S. state and local income taxes, net of U.S. federal income tax benefit	8.70	2.17	2.33
Equity-based compensation	(1.33)	(1.21)	(0.77)
Research and development credit	1.78	0.81	0.27
Orphan drug credit	(0.77)	2.50	1.87
Section 162(m) limitation	(2.49)	(3.39)	—
RTP Adjustments	(2.68)	(0.33)	0.02
Other	(0.12)	(0.21)	(0.02)
Change in valuation allowance	(24.09)	(21.34)	(24.70)
Effective tax rate	—%	—%	—%

15. 401(k) Plan
The Company has a tax-qualified employee savings and retirement plan, or the 401(k) Plan, that covers all of its full-time employees who are at least 21 years of age. Pursuant to the 401(k) Plan, participants may elect to contribute up to the federally allowed maximum limits of their pre-tax earnings to the 401(k) Plan. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, expense for matching contributions was $2.0 million, $1.3 million and $1.0 million, respectively.
16.Net Loss per Share
Basic and diluted net loss per unit and share is calculated as follows:

	Year Ended December 31,
(in thousands, except share and per-share data)	2024	2023	2022
Numerator:
Net loss	$(258,131)	$(325,104)	$(277,417)
Net loss attributable to common stockholders	(258,131)	(325,104)	(277,417)
Denominator:
Weighted average shares outstanding, basic and diluted	74,132,811	63,123,936	53,290,528
Net loss per share, basic and diluted	$(3.48)	$(5.15)	$(5.21)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of December 31,
	2024	2023
Common stock options issued and outstanding	12,818,963	11,588,576
Restricted stock units subject to future vesting	2,059,248	1,486,540
Performance stock units subject to future vesting	372,362	284,362
Restricted stock awards subject to future vesting	11,101	106,834
Total potentially dilutive securities	15,261,674	13,466,312

17.Segment Reporting
The Company has one reportable segment relating to developing and commercializing life-changing medicines.
The Company CODM is its chief executive officer. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses and expenses by function and the CODM makes decisions using this information on a company-wide basis.
The table below is a summary of the segment net loss, including significant segment expenses:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$191,589	$5,447	$—
Less segment expenses:
Cost of product revenue	12,550	422	—
Commercial	129,657	84,258	44,271
General and administrative	126,995	113,293	90,281
Development and discovery	138,566	104,216	109,138
Medical	61,952	46,271	36,984
Total operating and segment expenses	469,720	348,460	280,674

Interest and other income, net	26,000	22,947	6,147
Equity method investment loss	(6,000)	(5,038)	(2,890)
Segment and consolidated net loss	$(258,131)	$(325,104)	$(277,417)

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
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth quarter of the year ended December 31, 2024 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SpringWorks Therapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited SpringWorks Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SpringWorks Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Hartford, Connecticut
February 20, 2025

Item 9B.  Other Information

Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders (excluding the information under the subheading “Pay versus Performance Disclosure”) to be filed with the SEC, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
Financial Statements
The consolidated financial statements filed as part of this report are listed on the Index to Financial Statements on page 105.
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

4.3
Description of the Registrant’s Securities (Incorporated by Reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 27, 2024).

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

10.11#
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

10.18
Second Lease Modification Agreement, dated as of January 31, 2022, by and between Two Harbor Point Square LLC and SpringWorks Therapeutics, Inc. (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2022).

10.19
Third Amended and Restated Non-Employee Director Compensation Policy (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023).

10.20*	Fourth Amended and Restated Non-Employee Director Compensation Policy.
19.1*	Insider Trading Policy.
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
97.1
Registrant’s Compensation Recovery Policy (Incorporated by Reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 27, 2024).

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

SPRINGWORKS THERAPEUTICS, INC.

Date: February 20, 2025	By:	/s/ Saqib Islam
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

Signature	Title	Date

/s/ Saqib Islam	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025
Saqib Islam, J.D.

/s/ Francis I. Perier, Jr.	Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Francis I. Perier, Jr.

/s/ Michael P. Nofi	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2025
Michael P. Nofi

/s/ Daniel S. Lynch	Chairman	February 20, 2025
Daniel S. Lynch, M.B.A.

/s/ Carlos Albán	Director	February 20, 2025
Carlos Albán

/s/ Alan Fuhrman	Director	February 20, 2025
Alan Fuhrman

/s/ Julie Hambleton	Director	February 20, 2025
Julie Hambleton, M.D.

/s/ Freda Lewis-Hall	Director	February 20, 2025
Freda Lewis-Hall, M.D, DFAPA

/s/ Martin Mackay	Director	February 20, 2025
Martin Mackay, Ph.D.