Form 10-Q
period 2025-03-31
SpringWorks Therapeutics, Inc.
filed 2025-05-09
CIK 1773427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the Registrant’s Common Stock as of May 2, 2025 was 75,322,696.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, these forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our proposed acquisition by Merck KGaA, Darmstadt, Germany including our expectations regarding the anticipated occurrence, manner, timing and completion thereof and its effects on our relationships with employees, customers, suppliers, other business partners or governmental entities;
•our ability to continue commercializing OGSIVEO® (nirogacestat), including our ability to successfully maintain commercial manufacturing and supply chains for OGSIVEO, and our expectations regarding the size and growth potential of the commercial markets for OGSIVEO;
•our ability to continue commercializing GOMEKLITM (mirdametinib), including our ability to successfully establish and maintain commercial manufacturing and supply chains for GOMEKLI, and our expectations regarding the size and growth potential of the commercial markets for GOMEKLI;
•the timing and outcome of our regulatory submissions and interactions, including the decision on the Marketing Authorization Application, or MAA, for nirogacestat for patients with desmoid tumors that we received validation for in February 2024 by the European Medicines Agency, or EMA, the Committee for Medicinal Products for Human Use’s opinion on such MAA and the decision on the MAA filing for mirdametinib for patients with neurofibromatosis type 1-associated plexiform neurofibromas, or NF1-PN that we received validation for in August 2024 by the EMA, as well as our interactions with other regulatory authorities, investigational review boards at clinical trial sites and publication review bodies;
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
•our ability and the potential to successfully manufacture our product candidates for preclinical studies, clinical trials and, if approved, for commercial use, the capacity of our current contract manufacturing organizations, or CMOs, to support clinical supply and commercial-scale production for product candidates and approved products, and our potential election to pursue additional CMOs for manufacturing supplies of drug substance and finished drug product in the future;
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
•risks associated with global political changes and global economic conditions, including changes in tariff policy being implemented by the current U.S. presidential administration, inflation or uncertainty caused by political violence and unrest, including ongoing global and regional conflicts;
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

SPRINGWORKS THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SpringWorks Therapeutics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2025	December 31, 2024
(in thousands, except share and per-share data)
Assets
Current assets:
Cash and cash equivalents	$63,774	$69,751
Marketable securities	224,099	238,234
Accounts receivable, net	40,347	46,238
Inventory	12,417	10,212
Prepaid expenses and other current assets	15,683	16,030
Total current assets	356,320	380,465
Long-term marketable securities	94,783	153,933
Property and equipment, net	19,250	19,680
Operating lease right-of-use assets	6,578	6,979
Equity method investment	—	4,190
Restricted cash	626	624
Other assets	27,799	21,405
Total assets	$505,356	$587,276
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$14,929	$12,248
Accrued expenses	65,639	86,012
Operating lease liabilities, current	1,700	1,730
Total current liabilities	82,268	99,990
Operating lease liabilities, long-term	5,693	6,182
Total liabilities	87,961	106,172
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized, 75,640,711 and 74,747,484 shares issued, and 74,986,085 and 74,403,278 shares outstanding at March 31, 2025 and December 31, 2024, respectively.	8	7
Additional paid-in capital	1,678,745	1,646,537
Accumulated deficit	(1,236,352)	(1,153,165)
Treasury stock, at cost (654,626 and 344,206 shares of common stock at March 31, 2025 and December 31, 2024, respectively).	(25,448)	(12,579)
Accumulated other comprehensive (loss) income	442	304
Total stockholders’ equity	417,395	481,104
Total liabilities and stockholders’ equity	$505,356	$587,276
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per-share data)	2025	2024
Revenue:
Product revenue, net	$49,087	$21,006
Total revenue	49,087	21,006
Operating costs and expenses:
Cost of product revenue	3,527	1,202
Selling, general and administrative	76,501	60,113
Research and development	49,595	53,622
Total operating costs and expenses	129,623	114,937

Loss from operations	(80,536)	(93,931)
Interest and other (expense) income:
Interest and other (expense) income, net	(998)	7,571
Total interest and other (expense) income	(998)	7,571
Equity method investment loss	(1,653)	(1,025)
Net loss	$(83,187)	$(87,385)

Net loss per share, basic and diluted	$(1.11)	$(1.18)
Weighted average common shares outstanding, basic and diluted	74,885,348	73,768,603
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss	$(83,187)	$(87,385)
Changes in other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	138	(1,304)
Total changes in other comprehensive income (loss)	$138	$(1,304)
Comprehensive loss	$(83,049)	$(88,689)
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2025 and March 31, 2024
	Common		Treasury		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	73,620,361	$7	133,662	$(4,141)	$1,524,196	$1,191	$(895,034)	$626,219
Equity-based compensation expense					30,462			30,462
Forfeitures of restricted stock awards	(2,623)	—						—
Restricted stock units vested	410,752	—						—
Exercise of stock options	326,997	—			5,945			5,945
Shares of common stock used to satisfy tax withholding obligations			160,629	(6,497)				(6,497)
Other comprehensive income, net of tax						(1,304)		(1,304)
Net Loss							(87,385)	(87,385)
Balance at March 31, 2024	74,355,487	$7	294,291	$(10,638)	$1,560,603	$(113)	$(982,419)	$567,440

Balance at December 31, 2024	74,747,484	$7	344,206	$(12,579)	$1,646,537	$304	$(1,153,165)	$481,104
Equity-based compensation expense					29,948			29,948
Restricted stock units vested	803,255	1						1
Exercise of stock options	89,972	—			2,260			2,260
Shares of common stock used to satisfy tax withholding obligations			310,420	(12,869)				(12,869)
Other comprehensive income, net of tax						138		138
Net Loss							(83,187)	(83,187)
Balance at March 31, 2025	75,640,711	$8	654,626	$(25,448)	$1,678,745	$442	$(1,236,352)	$417,395

See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating activities
Net loss	$(83,187)	$(87,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,101	729
Non-cash operating lease expense	525	400
Equity-based compensation expense	29,948	30,462
Equity method investment loss and impairment	6,595	1,025
Changes in operating assets and liabilities
Accounts receivable, net	5,891	(9,599)
Inventory	(2,205)	(2,113)
Prepaid expenses and other current assets	347	(1,793)
Other assets	(656)	(78)
Accounts payable	2,861	(385)
Accrued expenses	(29,336)	(9,625)
Lease liability	(643)	(568)
Net cash used in operating activities	$(68,759)	$(78,930)
Investing activities
Capital expenditures	(30)	(577)
Equity method investment	—	(8,235)
Purchases of marketable securities	—	(73,642)
Proceeds from sale and maturity of marketable securities	73,423	103,917
Net cash provided by investing activities	$73,393	$21,463
Financing activities
Treasury stock	(12,869)	(6,497)
Proceeds from stock option exercises	2,260	5,945
Net cash used in financing activities	$(10,609)	$(552)
Net (decrease) increase in cash and cash equivalents	(5,975)	(58,019)
Cash and cash equivalents including Restricted cash, beginning of period	70,375	176,666
Cash and cash equivalents including Restricted cash, end of period	$64,400	$118,647

Supplemental non-cash disclosure
Milestone payment for first commercial sale of GOMEKLI included in accrued expenses as of March 31, 2025	$6,000	$—
See accompanying unaudited notes to condensed consolidated financial statements

SpringWorks Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of Operations
SpringWorks Therapeutics, Inc., together with its wholly-owned subsidiaries, collectively, the Company, is a commercial-stage biopharmaceutical company applying a precision medicine approach to developing and commercializing life-changing medicines for underserved patient populations suffering from devastating rare diseases and cancer. The Company has a differentiated portfolio of small molecule targeted oncology assets, including two approved products and several clinical and preclinical candidates at various stages of development, and is advancing programs in rare tumor types as well as highly prevalent, genetically defined cancers. The Company currently commercializes its two approved products, OGSIVEO® (nirogacestat) and GOMEKLITM (mirdametinib), in the United States. OGSIVEO was approved by the United States Food and Drug Administration, or FDA, on November 27, 2023 for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. GOMEKLI was approved by the FDA on February 11, 2025 for the treatment of adult and pediatric patients two years of age and older with neurofibromatosis type 1, or NF1, who have symptomatic plexiform neurofibromas, or PN, not amenable to complete resection.
The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $1.2 billion and $1.2 billion, and working capital of $274.1 million and $280.5 million, as of March 31, 2025 and December 31, 2024, respectively. In December 2023, we began to generate revenue from sales of OGSIVEO in the United States and in February 2025, we began to generate revenue from sales of GOMEKLI in the United States. For the three months ended March 31, 2025, the Company recorded net product revenue of $49.1 million from the sales of OGSIVEO and GOMEKLI.
The Company had cash, cash equivalents and marketable securities of $382.7 million and $461.9 million as of March 31, 2025 and December 31, 2024, respectively. Based on the Company’s cash, cash equivalents and marketable securities as of March 31, 2025, management estimates that its current liquidity will enable it to meet operating expenses through at least twelve months after the date that these financial statements are issued.
Agreement and Plan of Merger
On April 27, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merck KGaA, Darmstadt, Germany, a German corporation with general partners (“Parent”), and EMD Holdings Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Refer to footnote 11, Subsequent Events for more information.

2. Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC, and should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, gross to net revenue calculations and the valuation of equity-based compensation awards. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. Actual results may differ from those estimates. On an ongoing basis, management evaluates its estimates and adjusts those estimates and assumptions when facts or circumstances change. Changes in estimates are recorded in the period in which they become known.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025. There have been no significant changes in the Company’s significant accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025.
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
3. Marketable Securities
The following table summarizes the Company’s available-for-sale marketable securities as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$152,173	$164	$—	$152,337
Corporate debt securities	71,499	263	—	71,762
Long-term investments:
U.S. government securities	51,463	—	(36)	51,427
Corporate debt securities	43,305	51	—	43,356
Total	$318,440	$478	$(36)	$318,882

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
Short-term investments:
U.S. government securities	$160,565	$469	$—	$161,034
Corporate debt securities	57,076	150	—	57,226
Commercial paper	19,974	—	—	19,974
Long-term investments:
U.S. government securities	81,363	—	(381)	80,982
Corporate debt securities	72,885	66	—	72,951
Total	$391,863	$685	$(381)	$392,167
The Company’s marketable securities are available-for-sale securities and consist of high-quality, highly liquid debt securities including corporate debt securities, U.S. government securities, and commercial paper.

The Company’s securities classified as short-term marketable securities mature within one year or less of the balance sheet date. Marketable securities that mature greater than one year from the balance sheet date are classified as long-term. As of March 31, 2025, the Company did not hold any investments with maturity dates greater than five years.
As of, and for the three months ended March 31, 2025, the Company did not have any allowance for credit losses or impairments of its marketable securities.
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
As of March 31, 2025 and December 31, 2024, the Company's financial assets and liabilities measured at fair value on a recurring basis consisted of the following:

	As of March 31, 2025
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$27,383	$27,383	$—	$—
Short-term investments:
U.S. government securities	152,337	152,337	—	—
Corporate debt securities	71,762	—	71,762	—
Long-term investments:
U.S. government securities	51,427	51,427	—	—
Corporate debt securities	43,356	—	43,356	—
Total	$346,265	$231,147	$115,118	$—

	As of December 31, 2024
		Fair Value Hierarchy
(in thousands)	Total	Level 1	Level 2	Level 3
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$19,904	$19,904	$—	$—
Short-term investments:
U.S. government securities	161,034	161,034	—	—
Corporate debt securities	57,226	—	57,226	—
Commercial paper	19,974	—	19,974	—
Long-term investments:
U.S. government securities	80,982	80,982	—	—
Corporate debt securities	72,951	—	72,951	—
Total	$412,071	$261,920	$150,151	$—
As of March 31, 2025 and December 31, 2024, the Company’s financial assets measured at fair value on a recurring basis using a market approach included cash equivalents, which consist of money market funds, and marketable securities, which consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, and commercial paper.
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
5. Collaboration, Licensing and Variable Interest Entities
MapKure
In June 2019, the Company announced the formation of MapKure LLC, or MapKure, an entity jointly owned by the Company and BeiGene Ltd., or BeiGene. BeiGene licensed to MapKure exclusive rights to brimarafenib (BGB-3245). During March 2025, the Company and BeiGene made the decision to wind-down MapKure and cease further investment in the joint venture following a review of the totality of data generated across clinical trials of brimarafenib. Concurrently with this decision, the MapKure joint steering committee, which includes the Company, elected to discontinue the Phase 1b combination trial of brimarafenib with panitumumab, a monoclonal antibody targeting Epidermal Growth Factor Receptor, or EGFR, in colorectal and pancreatic cancer patients with known MAPK pathway mutations. As a result, and following the recent terminations of other monotherapy and combination studies, there remain no ongoing programs under development by MapKure. As of March 31, 2025, the Company’s ownership interest in MapKure was 39.7%.
The Company recognized an equity loss of $1.7 million and $1.0 million for the three-month periods ended March 31, 2025 and March 31, 2024, respectively. In addition, based on the decision to wind-down MapKure, the Company fully impaired the carrying value of the investment of $2.5 million, and included the Company’s portion of funding to support wind-down activities, estimated at $2.4 million. This resulted in a total impairment charge of $4.9 million, which is included in Interest and other (expense) income, net. These commitments are expected to replace the $6.2 million due from the Company at each of the second and third closings previously established by the Series C preferred unit purchase agreement.
6. Accrued Expenses
Accrued expenses consists of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Accrued compensation and benefits	$15,596	$31,216
Accrued research and development	14,644	28,573
Accrued milestone	6,000	—
Accrued other	29,399	26,223
Total accrued expenses	$65,639	$86,012
GOMEKLI was approved by the FDA on February 11, 2025 for the treatment of adult and pediatric patients two years of age and older with neurofibromatosis type 1, or NF1, who have symptomatic plexiform neurofibromas, or PN, not amenable to complete resection. Upon the first commercial sale of GOMEKLI in February 2025, a milestone payment of $6.0 million is due to Pfizer, which has been accrued and included in accrued expenses as of March 31, 2025. This milestone payment is due 180 days after the milestone is met and is expected to be paid in the third quarter of 2025.
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
As of March 31, 2025, there was no litigation or contingency with at least a reasonable possibility of a material loss.
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
As of March 31, 2025, there were 5,046,965 shares available for issuance in connection with future awards under the 2019 Equity Incentive Plan.
Equity-Based Awards
During the three months ended March 31, 2025, the Company granted 1,139,369 stock option awards to its officers, employees and directors under the 2019 Equity Incentive Plan.
During the three months ended March 31, 2025, the Company awarded 1,208,258 restricted stock units to its officers, employees and directors under the 2019 Equity Incentive Plan.

During the three months ended March 31, 2025, 11,101 restricted stock awards previously issued to employees of the Company were released, 708,468 restricted stock units vested and 89,972 stock options were exercised. As of March 31, 2025, there were 8,913,890 stock options vested and exercisable.
Performance Stock Units
On January 10, 2025, the Company’s officers were granted 229,813 performance based restricted stock units (the target amount) that are subject to a total shareholder return, or TSR, market condition based on the Company’s relative TSR percentile rank compared to companies in the NASDAQ Biotechnology Index during the three-year performance period, and are eligible to be earned and vested from 0% to 150% of the target amount.
Equity-based compensation expense included in the condensed consolidated statements of operations for each of the periods presented is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$9,627	$12,423
Selling, general and administrative	20,321	18,039
Total equity-based compensation expense	$29,948	$30,462
As of March 31, 2025, the unrecognized compensation expense related to unvested stock options, restricted stock units and performance stock units was $116.5 million, $84.8 million and $17.1 million, respectively, which is expected to be recognized over a weighted-average remaining period of approximately 2.40 years, 2.14 years and 2.08 years, respectively.
As of March 31, 2025, the Company had 13,719,661 stock options outstanding, 2,523,738 unvested restricted stock units and 507,388 unvested performance stock units.
9. Net Loss per Share
Since the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same. The table below provides potentially dilutive securities not included in the computation of the diluted net loss per share for the periods ended March 31, 2025 and March 31, 2024 because to do so would be anti-dilutive:

	As of March 31,
	2025	2024
Common stock options issued and outstanding	13,719,661	13,054,654
Restricted stock units subject to future vesting	2,523,738	2,076,809
Performance stock units subject to future vesting	507,388	372,362
Restricted stock awards subject to future vesting	—	48,561
Total potentially dilutive securities	16,750,787	15,552,386
10. Segment Reporting
The Company has one reportable segment relating to developing and commercializing life-changing medicines.
The Company's chief operating decision maker, or CODM, is its chief executive officer. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses and expenses by function and the CODM makes decisions using this information on a company-wide basis.
The table below is a summary of the segment net loss, including significant segment expenses by function:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$49,087	$21,006
Less segment expenses:
Cost of product revenue	3,527	1,202
Commercial	40,564	28,078
General and administrative	35,937	32,035
Development and discovery	31,072	39,744
Medical	18,523	13,878
Total operating and segment expenses	129,623	114,937

Interest and other (expense) income, net	(998)	7,571
Equity method investment loss	(1,653)	(1,025)
Segment and consolidated net loss	$(83,187)	$(87,385)
11. Subsequent Events
On April 27, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merck KGaA, Darmstadt, Germany, a German corporation with general partners (“Parent”), and EMD Holdings Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

At the effective time of the Merger, each share of common stock of the Company (other than (i) shares owned by Parent, Merger Sub or any other wholly owned subsidiary of Parent, the Company or any wholly owned subsidiary of the Company, in each case not held on behalf of third parties, immediately prior to the effective time of the Merger and (ii) shares that are held by any person who is entitled to demand and properly demands appraisal of such shares pursuant to, and who complies in all respects with Section 262 of the Delaware General Corporation Law) will automatically be cancelled and converted into the right to receive an amount in cash equal to $47.00, without interest and subject to applicable withholding taxes.

The Merger is subject to customary closing conditions, including the affirmative vote of holders of at least a majority of the outstanding shares of the Company’s common stock entitled to vote on the adoption of the Merger Agreement at a meeting of Company stockholders duly called and held for such purpose, the expiration of the applicable waiting periods (and any extension thereof) under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and a certain foreign antitrust and competition law, each as amended, and other customary closing conditions. The Merger Agreement contains customary termination rights for the Company and Parent. If the Merger Agreement is terminated by the Company under specified circumstances, it will be required to pay Parent a termination fee of $145.6 million in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of SpringWorks Therapeutics, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, or 2024 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 20, 2025. Unless the context otherwise requires, all references to "we," "us," "our," "SpringWorks," or the "Company" refer to SpringWorks Therapeutics, Inc., together with its subsidiaries. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including in Part II, Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements.” In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
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
Pending Transaction with Merck KGaA, Darmstadt, Germany
On April 27, 2025, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merck KGaA, Darmstadt, Germany, a German corporation with general partners (“Parent”), and EMD Holdings Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. At the effective time of the Merger, each share of common stock of the Company (other than (i) shares owned by Parent, Merger Sub or any other wholly owned subsidiary of Parent, the Company or any wholly owned subsidiary of the Company, in each case not held on behalf of third parties, immediately prior to the effective time of the Merger and (ii) shares that are held by any person who is entitled to demand and properly demands appraisal of such shares pursuant to, and who complies in all respects with Section 262 of the Delaware General Corporation Law) will automatically be cancelled and converted automatically into the right to receive an amount in cash equal to $47.00, without interest, subject to applicable withholding taxes.
The Merger is subject to customary closing conditions, including the affirmative vote of holders of at least a majority of the outstanding shares of the Company’s common stock entitled to vote on the adoption of the Merger Agreement at a meeting of Company stockholders duly called and held for such purpose, the expiration of the applicable waiting periods (and any extension thereof) under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and a certain foreign antitrust and competition law, each as amended, and other customary closing conditions. The Merger Agreement contains customary termination rights for the Company and Parent. If the Merger Agreement is terminated by the Company under specific circumstances, it will be required to pay Parent a termination fee of $145.6 million in cash.
Our Products and Product Candidates

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
Long-term efficacy and safety data from DeFi were presented at the Connective Tissue Oncology Society, or CTOS, 2024 Annual Meeting on November 16, 2024. These results, utilizing an August 2024 data cutoff date, showed that longer-term treatment with OGSIVEO was associated with further reductions in tumor size, increase in ORR with additional complete responses, sustained improvement in desmoid tumor symptoms, and no new safety signals compared to the April 2022 primary data cut. In March 2025, we submitted the long-term efficacy and safety data from DeFi to a peer-reviewed journal, with publication anticipated by the end of 2025.

OGSIVEO is the first and only FDA-approved treatment indicated specifically for desmoid tumors. Nirogacestat is recommended as a National Comprehensive Cancer Network, or NCCN, Category 1, Preferred treatment option for desmoid tumors in the NCCN Clinical Practice Guidelines in Oncology, or NCCN Guidelines®, for Soft Tissue Sarcoma. Additionally, a June 2024 review of the current management of desmoid tumors from the Desmoid Tumor Working Group, or DTWG, highlighted nirogacestat’s role as the first approved medicine for the disease and its incorporation into the desmoid tumor treatment algorithm.

We are advancing a commercial strategy focused on reinforcing OGSIVEO's position as the systemic standard of care for adult desmoid tumor patients. For the three months ended March 31, 2025, we recorded net product revenue of $44.1 million from sales of OGSIVEO in the United States.

We are also seeking to expand the reach of OGSIVEO to additional geographies. In February 2024, we received validation for a Marketing Authorization Application, or MAA, from the European Medicines Agency, or EMA, for the treatment of adults with desmoid tumors. We anticipate the Committee for Medicinal Products for Human Use, or CHMP, of the EMA will adopt an opinion on the MAA in the second quarter of 2025. Pre-commercial preparations are underway ahead of expected launch in the second half of 2025. Beyond the United States and Europe, we continue to advance our efforts to bring OGSIVEO to the market in additional territories, such as Japan.
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
A milestone was met upon the first commercial sale of GOMEKLI in February 2025, and a milestone payment of $6.0 million is due to Pfizer, which has been accrued and included in accrued expenses as of March 31, 2025. This milestone is expected to be paid in the third quarter of 2025.
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
GOMEKLI is the first and only FDA-approved treatment indicated for both adult and pediatric patients with NF1-PN. We believe that GOMEKLI represents a differentiated and potentially best-in-class option for NF1-PN. In March 2025, the NCCN Guidelines® for Central Nervous System Cancers were updated to recommend mirdametinib as an NCCN Category 2a systemic therapy option for the treatment of adult and pediatric patients two years of age and older with NF1 who have symptomatic PN not amenable to complete resection.
We are advancing a targeted launch strategy focused on positioning GOMEKLI as the standard of care for both adult and pediatric NF1-PN patients. To support commercialization of GOMEKLI, we have assembled a U.S. commercial field organization of 35 territory business managers plus regional business directors. For the three months ended March 31, 2025, we recorded net product revenue of $4.9 million from sales of GOMEKLI in the United States.
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

We are also seeking to expand the opportunity set for nirogacestat and mirdametinib in additional rare oncology indications and more prevalent, genetically defined cancers. Additionally, we are advancing a portfolio of early-stage product candidates in areas of high unmet need.

We completed the primary analysis from a Phase 2 trial evaluating nirogacestat as a monotherapy in adult patients with recurrent ovarian granulosa cell tumors, or GCT, a subtype of ovarian cancer. In April 2025, we submitted the results from the Phase 2 trial to a peer-reviewed journal, with publication anticipated by the end of 2025.

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

In genetically defined metastatic solid tumors, our current clinical-stage efforts center on the mitogen activated protein kinase, or MAPK, pathway. We are evaluating mirdametinib for the treatment of solid tumors harboring MAPK aberrations, including for the treatment of pediatric and young adult patients with low-grade gliomas. Data from the Phase 1 portion of an ongoing Phase 1/2 clinical trial being conducted by St. Jude Children’s Research Hospital study were presented at the Society of Neuro-Oncology Annual Meeting in November 2024 and showed encouraging clinical activity in patients with recurrent or progressive pediatric low-grade glioma. The Phase 2 portion of the study is ongoing and enrolling patients.

In June 2019, we announced the formation of MapKure, LLC, an entity jointly owned by us and BeiGene. BeiGene licensed to MapKure exclusive rights to brimarafenib, a novel, investigational, oral, selective small molecule inhibitor of monomeric and dimeric forms of activating BRAF mutations. In March 2025, we and BeiGene made the decision to wind-down MapKure and cease further investment in the joint venture following a review of the totality of data generated across clinical trials of brimarafenib. Concurrently with this decision, the MapKure joint steering committee, which includes the Company, elected to discontinue the Phase 1b combination trial of brimarafenib with panitumumab, a monoclonal antibody targeting Epidermal Growth Factor Receptor, or EGFR, in colorectal and pancreatic cancer patients with known MAPK pathway mutations. As a result, and following the recent terminations of other monotherapy and combination studies, there remain no ongoing programs under development by MapKure. Future financial commitments are expected to support wind-down activities, which are expected to conclude in early 2026 and are expected to be substantially less relative to the previously contemplated funding requirements as prescribed in the Series C preferred unit purchase agreement.

We intend to continue to build our portfolio with assets that have strong biological rationales and validated mechanisms of action. Our early-stage pipeline includes SW-682, an investigational oral, small molecule TEA Domain, or TEAD, inhibitor that we in-licensed from Katholieke Universiteit Leuven and the Flanders Institute for Biotechnology in 2021. In June 2024, we initiated a Phase 1a trial of SW-682 in Hippo-mutant solid tumors; patient enrollment and dosing is ongoing.

Additionally, in January 2025, we announced an exclusive worldwide license agreement with Rappta Therapeutics Oy, or Rappta, pursuant to which we in-licensed a portfolio of novel small molecule activators of protein phosphatase 2a, or PP2A, complexes. The primary compound covered by the license agreement is SW-3431, formerly known as RPT04402, an investigational, potentially first-in-class, PP2A activator. We expect to file an IND for SW-3431 in aggressive subsets of uterine cancer, including uterine serous carcinoma and uterine carcinosarcoma, with the FDA by the end of 2025.

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
In November 2023, the FDA approved OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. In February 2025, the FDA approved GOMEKLI for the treatment of adult and pediatric patients two years of age and older with NF1 who have symptomatic PN not amenable to complete resection. In December 2023, we began to generate revenue from sales of OGSIVEO in the United States and in February 2025, we began to generate revenue from sales of GOMEKLI in the United States. We record product revenue net of estimated discounts, chargebacks, rebates, product returns, and other gross-to-net revenue deductions.
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
We expect our research and development expenses to increase for the foreseeable future as we continue to invest in activities related to developing our product candidates and our preclinical programs, and as certain product candidates advance through clinical development, including SW-682, which is being studied in Hippo-mutant solid tumors in a Phase 1a trial, and SW-3431, which is in preclinical development for rare uterine cancers. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
Interest and other (expense) income
Interest and other (expense) income consists primarily of interest income and other income/expense, including impairment charges. Interest income consists of interest earned on our cash, cash equivalents and available-for-sale marketable securities.
Equity method investment loss
The equity method investment loss represents our share of the losses from the MapKure investment, which is accounted for using the equity method of accounting.

Results of Operations
Comparison of the three months ended March 31, 2025 and March 31, 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Revenue:
Product revenue, net	$49,087	$21,006	$28,081	134%
Total revenue	49,087	21,006	28,081	134%
Operating costs and expenses:
Cost of product revenue	3,527	1,202	2,325	193%
Selling, general and administrative	76,501	60,113	16,388	27%
Research and development	49,595	53,622	(4,027)	(8)%
Total operating costs and expenses	129,623	114,937	14,686	13%
Loss from operations	(80,536)	(93,931)	13,395	(14)%
Interest and other (expense) income:
Interest and other (expense) income, net	(998)	7,571	(8,569)	(113)%
Total interest and other (expense) income	(998)	7,571	(8,569)	(113)%
Equity method investment loss	(1,653)	(1,025)	(628)	61%
Net loss	$(83,187)	$(87,385)	$4,198	(5)%

Revenue

In November 2023, the FDA approved OGSIVEO for the treatment of adult patients with progressing desmoid tumors who require systemic treatment. For the three months ended March 31, 2025, we recorded net product revenue of $44.1 million from sales of OGSIVEO in the United States.

In February 2025, the FDA approved GOMEKLI for the treatment of adult and pediatric patients two years of age and older with NF1 who have symptomatic PN not amenable to complete resection. For the three months ended March 31, 2025, we recorded net product revenue of $4.9 million from sales of GOMEKLI in the United States.
Cost of Product Revenue

Our cost of product revenue includes the royalties associated with sales of OGSIVEO and GOMEKLI in the United States, amortization expense for commercial milestones and cost of goods sold.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $16.4 million to $76.5 million for the three months ended March 31, 2025 from $60.1 million for the three months ended March 31, 2024, an increase of 27%.
The increase in selling, general and administrative expenses included a $8.3 million increase in consulting and professional services and a $8.1 million increase in internal costs. The increase in consulting and professional services was largely attributable to commercial readiness activities to support the U.S. launch of GOMEKLI, as well as commercial activities supporting the continued U.S. commercialization and European pre-launch preparations for OGSIVEO. The increase in internal costs was attributable to the growth in employee costs associated with increases in the number of personnel, including an increase in equity-based compensation expense, driven by the growth of our commercial organization, which included establishing certain sales support, marketing, and commercialization functions to support the U.S. launch of GOMEKLI.

Research and development expenses
Research and development expenses decreased by $4.0 million to $49.6 million for the three months ended March 31, 2025 from $53.6 million for the three months ended March 31, 2024, a decrease of 8%.

The decrease in research and development expenses was primarily attributable to a decrease of $2.7 million in internal costs driven by equity-based compensation expense, and a decrease of $1.3 million in external costs related to licensing fees, drug manufacturing, clinical trials, other research, and consulting and professional services.
We track research and development expenses on a program-by-program basis to the extent such spend is attributable to a specific program. Our research and development expenses by program for the periods presented were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change
Program specific costs:
Nirogacestat	$14,906	$13,700	$1,206
Mirdametinib	13,422	16,155	(2,733)
Other	6,034	9,583	(3,549)
Total program specific costs	34,362	39,438	(5,076)
Non-program specific costs	15,233	14,184	1,049
Total research and development expenses	$49,595	$53,622	$(4,027)
Interest and other (expense) income
The decrease in interest and other (expense) income was driven by a decrease in interest income, net, of $3.3 million and MapKure investment total impairment charge of $4.9 million, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Liquidity and Capital Resources
On April 27, 2025, we entered into the Merger Agreement with Parent and Merger Sub, providing for the acquisition of the Company by Parent. Under the terms of the Merger Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course of business between the execution of the Merger Agreement and the closing of the Merger. Outside of certain limited exceptions, we may not take certain actions without Parent’s consent, including (i) acquiring businesses and disposing of significant assets, (ii) incurring expenditures above specified thresholds, (iii) incurring debt, (iv) issuing additional securities or (v) repurchasing shares of Company’s common stock. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements. Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of $145.6 million if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement. Moreover, we have incurred, and will continue to incur, significant costs and expenses in connection with the pending transaction. We must pay a material portion of these costs and expenses whether or not the transaction is completed. Payment of any such fees, costs or expenses may require us to use available cash that would have otherwise been available for general corporate purposes or other uses.
Sources of Liquidity
We have incurred operating losses and experienced negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the near future, until we reach profitability, which we currently anticipate achieving in the first half of 2026. Our net loss was $83.2 million and $87.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively. We had an accumulated deficit of $1.2 billion and $1.2 billion as of March 31, 2025 and December 31, 2024, respectively. Based on our cash, cash equivalents and marketable securities balances as of March 31, 2025, management estimates that our liquidity position will enable us to meet operating expenses through at least twelve months after the date that this Quarterly Report is filed. Our marketable securities consist of high-quality, highly liquid available-for-sale debt securities including corporate debt securities, U.S. government securities, and commercial paper.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(68,759)	$(78,930)
Net cash provided by investing activities	73,393	21,463
Net cash used in financing activities	(10,609)	(552)
Net (decrease) increase in cash and cash equivalents	(5,975)	(58,019)
Cash and cash equivalents including Restricted cash, beginning of period	70,375	176,666
Cash and cash equivalents including Restricted cash, end of period	$64,400	$118,647
Net Cash Used in Operating Activities
Net cash used in operating activities was $68.8 million for the three months ended March 31, 2025, which was driven by a net loss of $83.2 million, and a net decrease from changes in operating assets and liabilities of $23.7 million, partially offset by equity-based compensation expense of $29.9 million, equity investment loss and impairment of $6.6 million, non-cash operating lease and depreciation and amortization expense of $1.6 million. Net cash used in operating activities was $78.9 million for the three months ended March 31, 2024, driven by a net loss of $87.4 million, and a net decrease from changes in operating assets and liabilities of $24.2 million, partially offset by equity-based compensation expense of $30.5 million.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025 was driven by the sale and maturities of available-for-sale debt securities of $73.4 million. Net cash provided by investing activities for the three months ended March 31, 2024 was driven by the sale and maturities of available-for-sale debt securities of $103.9 million, partially offset by purchases of available-for-sale debt securities of $73.6 million and our investment in MapKure of $8.2 million.
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 consisted of stock repurchased to satisfy employee tax withholding obligations upon vesting of restricted stock awards of $12.9 million, partially offset by proceeds from stock option exercises of $2.3 million. Net cash used in financing activities for the three months ended March 31, 2024 consisted of stock repurchased to satisfy employee tax withholding obligations upon vesting of restricted stock awards, partially offset by proceeds from stock option exercises.
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
•the clinical and preclinical development and manufacturing plans we establish for our product candidates;
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
Contractual Obligations
During the three months ended March 31, 2025, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in Part II Item 7. of our 2024 Form 10-K.
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
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to the financial statements included in our 2024 Form 10-K. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2024 Form 10-K. There have been no changes in our significant accounting policies or critical accounting estimates during the three months ended March 31, 2025.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There were no material changes to our market risks from those described in Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2024 Form 10-K.

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
Item 1A. Risk Factors
In addition to the other information contained elsewhere in this report and below, you should carefully consider the risks and uncertainties described in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, or 2024 Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 20, 2025, which could materially and adversely affect our business, prospects, financial condition and results of operations. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. The risk factors disclosure in our 2024 Form 10-K is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described below and in our 2024 Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Other than the risk factors listed below, there are no material changes to the Risk Factors described in our 2024 10-K.
Risks Related to the Pending Transaction with Merck KGaA, Darmstadt, Germany
We may not complete the pending transaction with Merck, KGaA, Darmstadt, Germany within the time frame we anticipate, or at all, which could have a material adverse effect on our business, financial condition, results of operations, and/or stock price.

On April 27, 2025, we entered into the Merger Agreement with Merck, KGaA, Darmstadt, Germany (“Parent”) and EMD Holdings Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

The completion of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of holders of at least a majority of the outstanding shares of our common stock entitled to vote on the adoption of the Merger Agreement at a meeting of stockholders duly called and held for such purpose, (ii) the expiration or termination of any applicable waiting periods, and the receipt of approvals, under U.S. and a certain foreign antitrust and competition law, (iii) the absence of any governmental order or law that makes consummation of the Merger illegal or otherwise prohibited, (iv) the accuracy of the other party’s representations and warranties, subject to certain customary materiality or de minimis standards set forth in the Merger Agreement, (v) compliance in all material respects with the other party’s obligations under the Merger Agreement, and (vi) no Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement.

The Merger Agreement contains termination rights, including, among others, (i) if the consummation of the Merger does not occur on or before October 27, 2025, subject to extension by either party to January 27, 2026 in certain circumstances related to obtaining regulatory clearances and (ii) subject to certain conditions, if we wish to terminate the Merger Agreement to enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement). In connection with the termination of the Merger Agreement under specified circumstances, including the termination by Parent in the event of a change of recommendation by our board of directors to enter into an Alternative Acquisition Agreement (as defined in the Merger Agreement) providing for a Superior Proposal, we would be required to pay Parent a termination fee of $145.6 million.

If the pending Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks, including to the extent that the current market price of our common stock is positively affected by a market assumption that the Merger will be completed. We could be required to pay Parent a termination fee of $145.6 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the Merger also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, distributors, vendors, suppliers, regulators, and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The announcement and pendency of the transaction with Parent could adversely affect our business, financial condition, and/or operating results.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees and, while the Merger is pending, such existing or prospective employees could experience uncertainty about their future with the Company. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, distributors, vendors, suppliers, regulators and other business partners. For example, vendors, suppliers, collaborators, distributors, and other counterparties may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with us, or seeking to change or terminate their existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, and subjecting us to a variety of specified limitations absent Parent’s prior consent. Outside certain limited exceptions, these limitations include, among other things, restrictions on our ability to acquire other businesses and assets in excess of a specified limit, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, incur capital expenditures in excess of a specified limit, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and we may have to forgo certain opportunities we might otherwise pursue, and may as a result materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of $145.6 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending Merger. We must pay a material portion of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, prospects, financial condition, and results of operations.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.

Complaints may in the future be filed against us, our board of directors, Parent, any of Parent’s boards of directors and/or others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Parent, or any of Parent’s boards of directors could delay or prevent the consummation of the Merger, result in significant costs, and divert the attention of our management and employees from our day-to-day business which could affect our operations and otherwise adversely affect us financially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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

4.5*
Agreement and Plan of Merger, dated as of April 27, 2025, by and among SpringWorks Therapeutics, Inc., Merck KGaA, Darmstadt, Germany, and EMD Holdings Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2025).

10.1**	Fifth Amended and Restated Non-Employee Director Compensation Policy.
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________________________________________
*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
**Filed herewith.
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

SPRINGWORKS THERAPEUTICS, INC.

Date: May 9, 2025	By:	/s/ Saqib Islam
Saqib Islam
Chief Executive Officer

Date: May 9, 2025	By:	/s/ Francis I. Perier, Jr.
Francis I. Perier, Jr.
Chief Financial Officer